Form 10QSB
period 1999-01-31
SUNBURST ACQUISITIONS V INC
filed 1999-03-12
CIK 1063489

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               Form 10-QSB

(Mark One)
X...Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended January 31, 1999.

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

4807 South Zang Way        Morrison,  Colorado              80465
-------------------------------------------------------------------
(Address of Principal Office)                              Zip Code

Issuer's telephone number:    (303) 979-2404

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

  Yes _____ No _____

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At 1/31/99 the following shares of common were outstanding: Preferred Stock, no par value, 100,000 shares; Common Stock, no par value, 1,935,000 shares.

Transitional Small Business Disclosure
Format (Check one):
Yes _____     No __X__

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

       (a) The unaudited financial statements of registrant for the three months ended January 31, 1999, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                      SUNBURST ACQUISITIONS V, INC.
                      (A Development Stage Company)

                          FINANCIAL STATEMENTS
                     Quarter Ended January 31, 1999
                               (Unaudited)

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

The Board of Directors and Stockholder of
Sunburst Acquisitions V, Inc.

The accompanying balance sheet of the Sunburst Acquisitions V, Inc. (a development stage company) as of January 31, 1999, and the related statements of loss and accumulated deficit and cash flows for the period then ended were not audited by us and according we do not express an opinion on them.


Denver, Colorado
March 8, 1999


                                              COMISKEY & COMPANY
                                              PROFESSIONAL CORPORATION

                         Sunburst Acquisitions V, Inc.
                         (A Development Stage Company)
                                BALANCE SHEET
                              January 31, 1999
                                 (Unaudited)


ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                        $    4,624
   Prepaid expense                                          13
                                                     ---------
     TOTAL CURRENT ASSETS                                4,637

OTHER ASSETS:
   Organizational costs (net
     of amortization)                                      255
                                                      --------
     TOTAL ASSETS                                   $    4,892
                                                      ========

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                 $      400
                                                      --------
     Total current liabilities                             400

STOCKHOLDERS' EQUITY
   Preferred stock, no par value
     20,000,000 shares authorized;
     100,000 shares issued and outstanding               10,000
   Common stock, no par value;
     100,000,000 shares authorized;
     1,935,000 shares issued and
     outstanding                                         1,935
   Additional paid-in capital                              450
   Deficit accumulated
     during the
     development stage                                  (7,893)
                                                      --------
   Total stockholders' equity                            4,492
                                                      --------
     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                       $    4,892
                                                      ========

The accompanying notes are an integral part of the financial statements.
                                   F-2

                             Sunburst Acquisitions V, Inc.
                             (A Development Stage Company)
                       STATEMENTS OF LOSS AND ACCUMULATED DEFICIT
                                    (Unaudited)


                               For the period
                               from inception   For the three  For the nine
                                 (April 30,     months ended   months ended
                               1998)to January     January        January
                                  31, 1999        31, 1999       31, 1999
                               ---------------  -------------  ------------

REVENUES                       $             -  $           -  $          -
                               ---------------  -------------  ------------

EXPENSES
  Legal Fees                             3,562             18         3,562
  General Office                            31              -            31
  Consulting fees                        1,935              -             -
  Professional fees                      1,870            400         1,870
  Amortization                              45             15            45
  Rent                                     450            150           450
                                --------------  -------------  ------------

      Total expense                      7,893            583         5,958
                                --------------  -------------  ------------

NET LOSS                                (7,893)          (583)       (5,958)

Accumulated deficit
  Balance, Beginning of period               -         (7,310)       (1,935)
                                --------------  -------------  ------------

 Balance, End of period         $       (7,893) $      (7,893) $     (7,893)
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
                                ==============  =============  ============

The accompanying notes are an integral part of the financial statements.
                                  F-3

                               Sunburst Acquisitions V, Inc.
                               (A Development Stage Company)
                                 STATEMENTS OF CASH FLOWS
                                        (Unaudited)

                                   For the period
                                   from inception
                                     (April 30,           For the nine
                                      1998) to            months ended
                                  January 31, 1999      January 31, 1999
                                  ----------------      ----------------

CASH FLOWS FROM
    OPERATING ACTIVITIES:

  Net Loss                        $         (7,893)     $         (5,958)
  Adjustments to reconcile
     net loss to net cash used
     by operating activities:
    Amortization expense                        45                    45
    Rent expense                               450                   450
    Stock issued for
     consulting fees                         1,935                     -
    Increase in prepaid expenses               (13)                  (13)
    Increase in accounts payable               400                   400
                                  ----------------      ----------------

  Net cash used by
   operating activities                     (5,076)               (5,076)

CASH FLOWS FROM
    INVESTING ACTIVITIES

  Organization costs                          (300)                 (300)
                                  ----------------      ----------------

  Net cash used by
   investing activities                       (300)                 (300)

CASH FLOWS FROM
    FINANCING ACTIVITIES

  Issuance of preferred
   stock                                     10,000                    -
                                   ----------------      ---------------

  Net cash provided
   financing activities                      10,000                    -
                                   ----------------      ---------------

  Net increase (decrease)
   in cash and cash
   equivalents                               4,624                (5,376)

CASH AND CASH EQUIVALENTS,
  Beginning of Period                            -                 10,000
                                   ----------------      ----------------

CASH AND CASH EQUIVALENTS,
 End of Period                    $           4,624      $          4,624
                                   ================      ================

The accompanying notes are an integral part of the financial statements.
                                 F-4

                          Sunburst Acquisitions V, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 January 31, 1999
                                   (Unaudited)


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

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATIONS.

Liquidity and Capital Resources

        The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of net proceeds in the amount of $10,000 from its inside capitalization funds. Consequently, the Company's balance sheet for the period ending January 31, 1999, reflects a current asset value of $4,637 and a total asset value of $4,892, primarily in the form of cash.

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

Results of Operations

        During the period from April 30, 1998 (inception) through
January 31, 1999, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

        For the current fiscal year, the Company anticipates incurring a loss as a result of organizational expenses, expenses associated with registration under the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business. For the quarter and nine month periods ended 1/31/99 the Company incurred losses of $583 and $5,958, respectively.

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

Year 2000 issues

Year 2000 issues are not currently material to the Company's business, operations or financial condition, and the Company does not currently anticipate that it will incur any material expenses to remediate Year 2000 issues it may encounter. However, Year 2000 issues may become material to the Company following its completion of a business combination transaction. In that event, the Company will be required to adopt a plan and a budget for addressing such issues.

PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)  EXHIBIT 27 - FINANCIAL DATA SCHEDULE

       There have been no reports on Form 8-K for the quarter ending January 31, 1999.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNBURST ACQUISITIONS V, INC.
(Registrant)

Date: March 10, 1999

/s/
Michael R. Quinn, Secretary/Treasurer