Form 10KSB
period 1999-04-30
SUNBURST ACQUISITIONS V INC
filed 1999-07-29
CIK 1063489

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              Form 10-KSB

(Mark One)
X____Annual report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the fiscal year ended April 30, 1999.

_____Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____.

Commission File No:   0-24483

                     SUNBURST ACQUISITIONS V, INC.
                (Name of small business in its charter)

         Colorado                            84-1461844
__________________________________________________________
(State or other                            (IRS Employer Identification
jurisdiction of Incorporation)                        No.)

                           4807 S. Zang Way
_________________________________________________________
Address of Principal Executive Office (street and number)

                       Morrison, Colorado 80465
__________________________________________________________
             City, State and Zip Code

Issuer's telephone number:  (303)979-2404

Securities to be registered under Section 12(b) of the Act:

                 Title of each class
__________________________________________________________
                           N/A

Securities to be registered under Section 12(g) of the Act:

              Common Stock, no par value
                   (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days. Yes  X   No ____

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form
10-KSB. ___

State issuer's revenue for its most recent fiscal year: $  -0-

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked priced of such stock, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2): -0-

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(Issuers involved in bankruptcy proceedings during the past five years):

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ____ No ____

(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,935,000 as of July 27, 1999.

(Documents incorporated by reference. If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes.

                                PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

General

       The Company was incorporated under the laws of the State of Colorado on April 30, 1998, and is in the early developmental and promotional stages. To date the Company's only activities have been organizational ones, directed at the raising of capital, and preliminary efforts to seek one or more properties or businesses for acquisition. The Company has not commenced any commercial operations. The
Company has no full-time employees and owns no real estate.

       The Company's business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses. Such an acquisition may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. The Company has very limited capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity. The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.

       As of the end of its fiscal year ending April 30, 1999, the Company has not identified any business opportunity that it plans to pursue, nor has the Company reached any agreement or definitive understanding with any person concerning an acquisition. During the fiscal year ending April 30, 1999, the Company's officers and directors had preliminary contacts with representatives of numerous companies concerning the general possibility of a merger or acquisition by an entity like the Company, whose shares are registered under the Securities Exchange Act of 1934. However, none of these preliminary contacts or discussions resulted in any type of agreement.

       It is anticipated that the Company's officers and directors will continue to initiate contacts with securities broker-dealers and other persons engaged in other aspects of corporate finance to advise them of the Company's existence and to determine if the companies or businesses they represent have an interest in considering a merger or acquisition with the Company. No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available for acquisitions, or that any acquisition that occurs will be on terms that are favorable to the Company or its stockholders.

       The Company's search will be directed toward small and medium-sized enterprises which have a desire to become public corporations and which are able to satisfy, or anticipate in the reasonably near future being able to satisfy, the minimum asset requirements in order to qualify shares for trading on NASDAQ or on an exchange such as the American or Pacific Stock Exchange. (See "Investigation and Selection of Business Opportunities.") The
Company anticipates that the business opportunities presented to it will (i) be recently organized with no operating history, or a history of losses attributable to under-capitalization or other factors; (ii) be experiencing financial or operating difficulties; (iii) be in need of funds to develop a new product or service or to expand into a new market; (iv) be relying upon an untested product or marketing concept; or (v) have a combination of the characteristics mentioned in
(i) through (iv). The Company intends to concentrate its acquisition efforts on properties or businesses that it believes to be undervalued. Given the above factors, investors should expect that any acquisition candidate may have a history of losses or low profitability.

       The Company does not propose to restrict its search for investment opportunities to any particular geographical area or industry,and may, therefore, engage in essentially any business, to the extent of its limited resources. This includes industries such as service, finance, natural resources, manufacturing, high technology, product development, medical, communications and others. The
Company's discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

       As a consequence of the Company's registration of its securities under the Securities Exchange Act of 1934, any entity which has an interest in being acquired by the Company is expected to be an entity that desires to become a public company as a result of the transaction. In connection with such an acquisition, it is highly likely that an amount of stock constituting control of the Company would be issued by the Company or purchased from the Company's current principal shareholders by the target entity or its controlling shareholders.

       It is anticipated that business opportunities will come to the Company's attention from various sources, including its officers and directors, its other stockholders, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The Company has no plans, understandings, agreements, or commitments with any individual for such person to act as a finder of opportunities for the Company.

Investigation and Selection of Business Opportunities

       To a large extent, a decision to participate in a specific business opportunity may be made upon management's analysis of the quality of the other company's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, it is anticipated that the historical operations of a specific firm may not necessarily be indicative of the potential for the future because of the possible need to shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management, or make other changes. Because of the lack of training or experience of the Company's management, the Company will be dependent upon the owners of a business opportunity to identify such problems and to implement, or be primarily responsible for the implementation of, required changes. Because the Company may participate in a business opportunity with a newly organized firm or with a firm which is entering a new phase of growth, it should be emphasized that the Company will incur further risks, because management in many instances will not have proved its abilities or effectiveness, the eventual market for such company's products or services will likely not be established, and such company may not be profitable when acquired.

       It is anticipated that the Company will not be able to diversify, but will essentially be limited to one such venture because of the Company's limited financing. This lack of diversification will not permit the Company to offset potential losses from one business opportunity against profits from another, and should be considered an adverse factor affecting any decision to purchase the Company's securities.

       It is emphasized that management of the Company may effect transactions having a potentially adverse impact upon the Company's shareholders pursuant to the authority and discretion of the Company's management to complete acquisitions without submitting any proposal to the stockholders for their consideration. Company management does not generally anticipate that it will provide holders of the Company's securities with financial statements, or any other documentation, concerning a target company or its business prior to any merger or acquisition. In some instances, however, the proposed participation in a business opportunity may be submitted to the stockholders for their consideration, either voluntarily by Company management which elects to seek the stockholders' advice and consent, or because state law so requires.

       The analysis of business opportunities will be undertaken by or under the supervision of the Company's executive officers and directors.

       Although there are no current plans to do so, Company management might hire an outside consultant to assist in the investigation and selection of business opportunities, and in that event, might pay a finder's fee. Since Company management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of the limited resources of the Company, it is likely that any such fee the Company agrees to pay would be paid in stock and not in cash. Otherwise, the Company anticipates that it will consider, among other things, the following factors:

       (a) Potential for growth and profitability, indicated by new technology, anticipated market expansion, or new products;

       (b) Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

       (c) Strength and diversity of existing management, or management prospects that are scheduled for recruitment;

       (d) Capital requirements and anticipated availability of required funds, to be provided from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

       (e) The cost of participation by the Company as compared to the perceived tangible and intangible values and potential;

       (f) The extent to which the business opportunity can be advanced;

       (g) The Company's perception of how any particular business opportunity will be received by the investment community and by the Company's stockholders;

       (h) The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items; and

       (i) Whether the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future to become, such as to permit the securities of the Company, following the business combination, to qualify to be listed on an exchange or on a national automated securities quotation system, such as NASDAQ, so as to permit the trading of such securities to be exempt from the requirements of Rule 15c2-6 recently adopted by the Securities and Exchange Commission. See "Risk Factors - The
Company - Regulation of Penny Stocks."

       In regard to the last criterion listed above, the current standards for NASDAQ listing include, among other things, the requirements that the issuer of the securities that are sought to be listed have net tangible assets of at least $4,000,000, or a market capitalization of at least $50,000,000, or net income in its latest fiscal year of not less than $750,000. Many, and perhaps most, of the business opportunities that might be potential candidates for a combination with the Company would not satisfy the NASDAQ listing criteria. To the extent that the Company seeks potential NASDAQ listing, therefore, the range of business opportunities that are available for evaluation and potential acquisition by the Company would be significantly limited.

       In applying the criteria listed above, no one of which will be controlling, management will attempt to analyze all factors appropriate to the opportunity and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Potential investors must recognize that, because of the Company's limited capital available for investigation and management's limited experience in business analysis, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

       The Company is unable to predict when it may participate in a business opportunity and it has not established any deadline for completion of a transaction. It expects, however, that the process of seeking candidates, analysis of specific proposals and the selection of a business opportunity may require several additional months or more.

       Prior to making a decision to participate in a business opportunity, the Company will generally request that it be provided with written materials regarding the business opportunity containing such items as a description of product, service and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or services marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements or an indication that audited statements will be available within sixty (60) days following completion of a merger transaction; and other information deemed relevant.

       As part of the Company's investigation, the Company's executive officers and directors may meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise.

       Company management believes that various types of potential merger ar acquisition candidates might find a business combination with the Company to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current shareholders, acquisition candidates which have long-term plans for raising equity capital through the public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be assistance in that process. Acquisition candidates which have a need for an immediate cash infusion are not likely to find a potential business combination with the Company to be an attractive alternative.

Form of Acquisition

       It is impossible to predict the manner in which the Company may participate in a business opportunity. Specific business opportunities will be reviewed as well as the respective needs and desires of the Company and the promoters of the opportunity and, upon the basis of that review and the relative negotiating strength of the Company and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to, share exchanges, mergers, agreements for purchase of and sale of stock or assets, leases, licenses, joint ventures and other contractual arrangements. The Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of the Company with other corporations or forms of business organization. In addition, the present management and stockholders
of the Company most likely will not have control of a     majority of
the voting shares of the Company following a reorganization transaction. As part of such a transaction, the Company's directors may resign and new directors may be appointed without any vote by stockholders.

       It is likely that the Company will acquire its participation in a business opportunity through the issuance of Common Stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under the Internal Revenue Code of 1986, depends upon the issuance to the stockholders of the acquired company of more than 80% of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code, the Company's stockholders in such circumstances would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were stockholders of the Company prior to such reorganization. Any such issuance of additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in the Company by the current officers, directors and principal shareholders. (See "Description of Business - General").

       It is anticipated that any securities issued in any reorganization would be issued in reliance upon exemptions, if any are available, from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated, or under certain conditions or at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market that might develop in the Company's securities may have a depressive effect upon such market.

       The Company will participate in a business opportunity only after the negotiation and execution of a written agreement. Although the terms of such agreement cannot be predicted, generally such an agreement would require specific representations and warranties by all of the parties thereto, specify certain events of default, detail the terms of closing and the conditions which must be satisfied by each of the parties thereto prior to such closing, outline the manner of bearing costs if the transaction is not closed, set forth remedies upon default, and include miscellaneous other terms.

       As a general matter, the Company anticipates that it will enter into a letter of intent with the management, principals or owners of a prospective business opportunity prior to signing a binding agreement.

       Such a letter of intent will set forth the terms of the proposed acquisition but will not bind either the Company or the business opportunity to consummate the transaction. Execution of a letter of intent will by no means indicate that consummation of an acquisition is probable. Neither the Company nor the business opportunity will be bound to consummate the acquisition unless and until a definitive agreement concerning the acquisition as described in the preceding paragraph is executed. Even after a definitive agreement is executed, it is possible that the acquisition would not be consummated should either party elect to exercise any right provided in the agreement to terminate it on specified grounds.

       It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Moreover, because many providers of goods and services require compensation at the time or soon after the goods and services are provided, the inability of the Company to pay until an indeterminate future time may make it impossible to procure goods and services.

Competition

       The Company expects to encounter substantial competition in its efforts to locate attractive opportunities, primarily from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals. Many of these entities will have significantly greater experience, resources and managerial capabilities than the Company and will therefore be in a better position than the Company to obtain access to attractive business opportunities. The Company also will experience competition from other public "blind pool" companies, many of which may have more funds available than does the Company.

Administrative Offices

       The Company currently maintains a mailing address at 4807 S. Zang Way, Morrison, Colorado 80465, which is the office address of its President. The Company's telephone number there is (303) 979-2404.

       Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of this mailing address.

Employees

       The Company is a development stage company and currently has no employees. Management of the Company expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities. No remuneration will be paid to the Company's officers except as set forth under "Executive
Compensation" and under "Certain Relationships and Related
Transactions."

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE
HARBOR" PROVISIONS OF THE PRIVATE SECURITIES
LITIGATION REFORM ACT OF 1995. Except for historical matters, the matters discussed in this Form 10-KSB are forward-looking statements based on current expectations, and involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements under the following headings:

       (i) "Description of Business - General" - the general description of the Company's plan to seek a merger or acquisition candidate, and the types of business opportunities that may be pursued.

       (ii) "Description of Business - Investigation and Selection of Business Opportunities" - the steps which may be taken to investigate prospective business opportunities, and the factors which may be used in selecting a business opportunity.

       (iii) "Description of Business - Form of Acquisition" - the manner in which the Company may participate in a business acquisition.

       The Company wishes to caution the reader that there are many uncertainties and unknown factors which could affect its ability to carry out its business plan in the manner described herein.

ITEM 2.   DESCRIPTION OF PROPERTY.

       The Company currently maintains a mailing address at 4807 S. Zang Way, Morrison, Colorado 80465, which is the address of its President. The Company pays no rent for the use of this mailing address, however, for financial statement purposes, the Company is accruing $50 per month as additional paid-in capital for this use. The Company does not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out its plan of operations described herein. The Company's telephone number is
(303) 979-2404.

       The Company currently has no investments in real estate, real estate mortgages, or real estate securities, and does not anticipate making any such investments in the future. However, the policy of the Company with respect to investment in real estate assets could be changed in the future without a vote of security holders.

ITEM 3.   LEGAL PROCEEDINGS.

       The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

       No director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF
SECURITY HOLDERS.

       No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended April 30, 1999.

Part II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS.

       There is not currently a public trading market for the Company's securities. Such securities are currently held of record by a total of approximately 116 persons.

       No dividends have been declared or paid on the Company's securities, and it is not anticipated that any dividends will be declared or paid in the foreseeable future.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION.

       The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of proceeds in the amount of $10,000 from its inside capitalization funds, and the expenditure of such funds in furtherance of the Company's business plan, including primarily expenditure of funds to pay legal and accounting expenses. Consequently, the Company's balance sheet for the fiscal year ended April 30, 1999, reflects a current asset value of $2,950, including $2,937 in the form of cash, and a total asset value of $3,190.

Results of Operations

       During the period from April 30, 1998 (inception) through
April 30, 1999, the Company has accumulated a deficit of $9,395.
During this period, the Company has engaged in no significant operations other than organizational activities, acquisition of capital, preparation and filing of the registration of its securities under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements, and efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

       For the fiscal year ending April 30, 2000, the Company anticipates incurring a loss as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues. It may also continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

Need for Additional Financing

       It is anticipated that the Company will require additional capital in order to meet its cash needs for the next year, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended.

       No specific commitments to provide additional funds have been made by management or other stockholders, and the Company has no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses. Notwithstanding the foregoing, to the extent that additional funds are required, the Company anticipates receiving such funds in the form of advancements from current shareholders without issuance of additional shares or other securities, or through the private placement of restricted securities rather than through a public offering.

       The Company does not currently contemplate making a Regulation S offering.

       The Company may also seek to compensate providers of services by issuances of stock in lieu of cash. For information as to the Company's policy in regard to payment for consulting services, see "Certain Relationships and Transactions."

Year 2000 Compliance

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

ITEM 7.   FINANCIAL STATEMENTS.

       See following pages.
SUNBURST ACQUISITIONS V, INC.
(A Development Stage Company)


Report of Independent Certified Public Accountant - 17
Balance Sheet - 18
Statement of Operations - 19
Statement of Stockholders' Equity - 20
Statements of Cash Flows - 23
Notes to Financial Statements - 25

REPORT OF INDEPENDENT CERTIFIED PUBLIC
ACCOUNTANT

The Board of Directors and Stockholders of Sunburst
ACQUISITIONS V, Inc.

        We have audited the accompanying balance sheet of Sunburst Acquisitions V, Inc. (a development stage company) as of April 30, 1999, and the related statement of operations, stockholders' equity, and cash flows for the period from inception (April 30, 1998) to April 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

       We conducted our audit in accordance with generally accepted standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunburst Acquisitions V, Inc. as of April 30, 1999, and the results of its operations and cash flows for the initial period then ended, in conformity with generally accepted accounting principles.

Comiskey & Company, P.C.
Denver, Colorado
June 17, 1999

SUNBURST ACQUISITIONS V, INC.
(A Development Stage Company)
BALANCE SHEET
April 30, 1999


ASSETS
CURRENT ASSETS
       Cash and cash equivalents                          2,937
       Prepaid Expenses                                      13
       Total current assets                               2,950

OTHER ASSETS
       Organizational costs (net)                           240

TOTAL ASSETS                                              3,190

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
       Accounts payable                                      50
       Total current liabilities                             50

STOCKHOLDERS' EQUITY
       Preferred stock, no par value
       20,000,000 shares authorized;
       100,000 shares issued
       and outstanding                                   10,000

       Common stock, no par value;
       100,000,000 shares authorized;
       1,935,000 shares issued and
       outstanding                                        1,935
Additional paid-in capital                                  600
Deficit accumulated during the development stage        (9,395)
                                                          3,140
TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                               3,190

The accompanying notes are an integral part of the financial statements. SUNBURST ACQUISITIONS V, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

                                   Period from          For the       For the
                                   April 30, 1998          year          year
                                   (Inception) to         ended         ended
                                   4/30/99              4/30/99       4/30/98

REVENUES                                 -                    -             -

EXPENSES
Legal fees                           3,562                3,562             -
General office                         298                  298             -
Transfer Agent                         650                  650             -
Consulting fees                      1,935                    -         1,935
Professional fees                    2,290                2,290             -
Amortization                            60                   60             -
Rent                                   600                  600             -

Total expenses                       9,395                7,460         1,935

NET LOSS                           (9,395)              (7,460)       (1,935)

Accumulated deficit
Balance, beginning
      of period                          -              (1,935)             -

Balance, end of
      period                       (9,395)              (9,395)       (1,935)

NET LOSS PER SHARE                   (NIL)                (NIL)         (NIL)

WEIGHTED AVERAGE NUMBER
 OF SHARES of common stock
 and common stock equivalents
 outstanding                     2,135,000            2,135,000     2,135,000

The accompanying notes are an integral part of the financial statements.

SUNBURST ACQUISITIONS V, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
For the period from inception (April 30, 1998) to April 30, 1999
(Page 1 of 3)

                                          Preferred Stock
                                 Number of
                                    Shares               Amount

Preferred stock issued for
cash, April 1998
at $.10 per share                  100,000               10,000

Common stock issued for
services, April 1998
at $.001 per share                       -                    -

Net loss for the year
ended April 30, 1998                     -                    -

Balance
April 30, 1998                     100,000               10,000

Rent at no charge                        -                    -

Net loss for the year
ended April 30, 1999                     -                    -

Balance April 30, 1999             100,000               10,000

The accompanying notes are an integral part of the financial statements.


SUNBURST ACQUISITIONS V, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
For the period from inception (April 30, 1998) to April 30, 1999
(Page 2 of 3)

                                          Common Stock
                                        Number of
                                           Shares        Amount
Preferred stock issued for
 cash, April 1998
 at $.10 per share                              -             -

Common stock issued for
 services, April 1998
 at $.001 per share                     1,935,000         1,935

Net loss for the year
 ended April 30, 1998                           -             -

Balance
 April 30, 1998                         1,935,000         1,935

Rent at no charge                               -             -

Net loss for the year
 ended April 30, 1999                           -             -

Balance
 April 30, 1999                         1,935,000         1,935

The accompanying notes are an integral part of the financial statements.

SUNBURST ACQUISITIONS V, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
For the period from inception (April 30, 1998) to April 30, 1999
(Page 3 of 3)

                                                 Deficit
                                             accumulated
                                Additional    during the         Total
                                   Paid-in   development   stockholder
                                   Capital         stage        equity
Preferred stock issued for
     cash, April 1998
     at $.10 per share                   -             -        10,000

Common stock issued for
     services, April 1998
     at $.001 per share                  -             -         1,935

Net loss for the year
     ended April 30, 1998                -       (1,935)       (1,935)

Balance
     April 30, 1998                      -       (1,935)       (1,935)

Rent at no charge                      600             -           600

Net loss for the year
     ended April 30, 1999                -       (7,460)       (7,460)

Balance April 30, 1999                 600       (9,395)         3,140

The accompanying notes are an integral part of the financial statements.

SUNBURST ACQUISITIONS V, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

                                      Period from
                                   April 30, 1998       For the       For the
                                   (inception) to  period ended  period ended
                                          4/30/99       4/30/99       4/30/98
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                  (9,395)       (7,460)       (1,935)
Adjustments to reconcile
  net loss to net cash used
  by operating activities:
       Amortization                            60            60             -
       Rent expense                           600           600             -
       Stock issued for
       consulting fees                      1,935             -         1,935
       Increase in accounts
         receivable -
         related party                       (13)          (13)             -
       Increase in accounts
       payable                                 50            50             -

Net cash used by
       operating activities               (6,763)       (6,763)             -

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in organization costs              (300)         (300)             -

Net cash used by
       investing activities                 (300)         (300)             -

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of preferred stock                10,000             -        10,000

Net cash provided by
       financing activities                10,000             -        10,000

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                        2,937       (7,063)        10,000

CASH AND CASH EQUIVALENTS,
       BEGINNING OF PERIOD                      -        10,000             -

CASH AND CASH EQUIVALENTS,
       END OF PERIOD                        2,937         2,937        10,000

The accompanying notes are an integral part of the financial statements. SUNBURST ACQUISITIONS V, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
April 30, 1999


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

Sunburst Acquisitions V, Inc. (a development stage company) (the
"Company") was incorporated under the laws of the State of Colorado on April 30, 1998. The initial principal office of the Company is 4807 S. Zang Way, Morrison, CO 80465.

The Company is a new enterprise in the development stage as defined Statement No. 7 of the Financial Accounting Standards Board and has not engaged in any business other than organizational efforts. It has full-time employees and owns no real property. The Company intends to operate as a capital market access corporation by registering with the U.S. Securities and Exchange Commission under the Securities Exchange Act of 1934. After this, the Company intends to seek to acquire one or more existing businesses which have existing management, through merger or acquisition. Management of the Company will have virtually unlimited discretion in determining the business activities in which the Company might engage.

Accounting Method
The Company records income and expenses on the accrual method.

Fiscal Year
The fiscal year of the corporation shall be established by the board of directors.

Loss Per Share
Loss per share was computed using the weighted average number of common share equivalents outstanding during the period.

Organization Costs
Costs to incorporate the Company were capitalized and are being amortized over a sixty-month period.

Financial Instruments
Unless otherwise indicated, the fair value of all reported assets and liabilities which represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such amounts.

Statement of Cash Flows
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Use of Estimates
The preparation of the Company's financial statements in conformity with generally accepted accounting principals requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

2.   STOCKHOLDERS' EQUITY

       As of April 30, 1999, 1,935,000 shares of the Company's no par value common stock had been issued for consulting services provided. The services were converted to shares at $.001 per share.

        As of April 30, 1999, 100,000 shares of the Company's no par value Series A preferred stock had been issued at $.10 per share.

       Commencing on April 30, 2000, the holders of record of shares of this Series A preferred stock shall be entitled to receive, when and as declared by the board of directors out of funds legally available therefor, cash dividends at the rate of $.01 per share per annum, payable quarterly, in arrears, on such dates as may from time to time be determined by the board of directors.

        In the event of a liquidation, dissolution, or winding up of the Corporation, the holders of shares of this Series A shall be entitled to receive out of the assets of the Corporation an amount equal to $.10 per share, plus any accrued and unpaid dividends thereon to the date fixed for distribution. This distribution shall be in preference and have priority over any such distribution upon the common stock of the Corporation and all other preferred stock of the Corporation. If the assets of the Corporation are not sufficient to pay such amount in full to the holders of this Series A and of all such other Series shall share ratably in any such distribution of assets in accordance with the amounts which would be payable on such distribution if the amounts to which the holders of this and all such other Series are entitled were paid in full.

       To the extent not previously converted into shares of common stock, this Series A may be redeemed, in whole or in part, at the option of the Corporation by resolution of its board of directors at a redemption price per share of $.15, plus any accrued and unpaid dividends thereon to the date fixed for redemption.

       The holders of shares of this Series A shall have no right to vote either in the election of directors or in any other matter.

3.   RELATED PARTY TRANSACTIONS

       As of the date hereof, Michael R. Quinn and Jay Lutsky are the officers and directors of the Company, and are the owners of 1,614,000 shares of its common stock, constituting approximately
83% of the Company's issued and outstanding shares. If all purchasers of the outstanding Series A shares exercise the conversion privilege, Jay Lutsky and Michael R. Quinn will own 1,684,000 shares constituting approximately 79% of the Company's issued and outstanding shares.

       The Company's President is providing office space at no charge to the Company. For purposes of the financial statements, the Company is accruing $50 per month as additional paid-in capital for this use.

4.   INCOME TAXES

       The Company has a Federal net operating loss carryforwards of approximately $9,500 expiring in the year 2013 and 2014. The tax benefit of this net operating losses is approximately $1,900 and has been offset by a full allowance for realization. This carryforward may be limited upon the consummation of a business combination under IRC Section 381. For the period ended April 30, 1999 the valuation allowance increased by $1,400.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH
ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE.

       The Company has had no change in, or disagreements with, it's principal independent accountant since the date of inception.

                                   Part III

       ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS,
PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH
SECTION 16(A) OF THE EXCHANGE ACT.

       The directors and executive officers currently serving the Company are as follows:

Name                        Age           Positions Held and
                                                 Tenure

Jay Lutsky                  55            President, and a
                                          Director since
                                          April, 1998.

Michael R. Quinn            74            Secretary/Treasurer,
                                          and a Director since
                                          April, 1998.

       The directors named above will serve until the next annual meeting of the Company's stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

             The directors and officers will devote their time to the Company's affairs on an "as needed" basis, which, depending on the circumstances, could amount to as little as two hours per month, or more than forty hours per month, but more than likely will fall within the range of five to ten hours per month.

Biographical Information

JAY LUTSKY

       Mr. Lutsky has served as President, and as a Director of the Company since its inception. From 1968 to 1974, Mr. Lutsky was employed at United Bank of Denver in various management positions, including Guaranteed Check Manager, Corporate Programs Manager and Executive Lending Officer. From April 1974 through April
1980, Mr. Lutsky was involved in the publishing and ski promotions business, serving as President of Mountain States Ski Association, a company he helped to start. From August 1983 through September 1985, Mr. Lutsky worked in the positions of General Manager of the SumFun Program, Regional marketing Manager, and Investor
Relations Manager for Gold C Enterprises, Inc., a publicly-traded Colorado corporation that published discount coupon books. Since May of 1980, Mr. Lutsky has done business as Dolphin & Associates, a private consulting firm and he has managed his personal investment portfolio.

       Mr. Lutsky has served on the board and been president of several public companies. From December 1986 through May, 1990,
Mr. Lutsky served as president of Eagle Venture Acquisitions, Inc. ("Eagle"). Eagle merged with Network Financial Services, Inc. ("Network") in May 1990. Mr. Lutsky continued on the board of Network which traded on the NASDAQ system until December, 1993. Mr. Lutsky was a vice-president and served on the board of Starlight Acquisitions, Inc. ("Starlight") a blank check offering. Starlight merged with Toucan Gold Corporation ("Toucan"),
TUGO-Bulletin Board, on May 10, 1996. Mr. Lutsky now serves as an advisor to the current board of directors of Toucan. Until
November, 1997, Mr. Lutsky was an officer and served on the board of directors of Gatwick, Ltd., a Regulation A public company. In November, 1997, Gatwick, Ltd., changed its name to AIM Smart
Corporation and completed a share acquisition transaction with Smart
AIM Corporation, a Michigan corporation. Mr. Lutsky also currently serves on the board of directors of Sunburst Acquisitions III, Inc., Sunburst Acquisitions IV, Inc., Sunburst Acquisitions VI, Inc., Sunburst Acquisitions VII, Inc. and Sunburst Acquisitions VIII, Inc., all of which are blind pool or blank check companies he has formed in conjunction with Mr. Quinn.

       He earned a Bachelor of Science degree from Kent State
University in 1967.

MICHAEL R. QUINN

       Mr. Quinn has served as Secretary/Treasurer and Director of the Company since its inception. He has been involved with several development stage companies. He consults with companies contemplating trading publicly and his services consist of corporate structuring, management, accounting, productions, sales, etc.
Mr. Quinn earned the degrees of Metallurgical Engineer and Engineer of Mines at the Colorado School of Mines in 1946. He did graduate work and was employed as a research assistant at MIT.

       Over the last six years, Mr. Quinn has served as a consultant to equity holders involved in a bankruptcy case, as a consultant and lead plaintiff in three lawsuits, all of which have resulted in favorable decisions for the plaintiff.

       He served as President, Treasurer and Director of O.T.C. Capital Corporation ("OTC"). OTC acquired Capital 2000 and is currently actively trading. He was a founder of American Leverage, Inc., and was its Secretary/Treasurer and a Director until American Leverage, Inc. acquired Data National Corporation ("Data"). Data is active, profitable and in a growth mode. Until November, 1997, Mr. Quinn was an officer and served on the board of directors of Gatwick, Ltd., a Regulation A public company. In November, 1997, Gatwick, Ltd., changed its name to AIM Smart Corporation and completed a share acquisition transaction with Smart AIM Corporation, a Michigan corporation. Mr. Quinn also currently serves on the board of Sunburst Acquisitions III, Inc., Sunburst Acquisitions IV, Inc., Sunburst Acquisitions VI, Inc., Sunburst Acquisitions VII, Inc. and Sunburst Acquisitions VIII, Inc., all of which are blind pool or blank check companies he has formed in conjunction with Mr. Lutsky.

Compliance With Section 16(a) of the Exchange Act.

       Michael R. Quinn and Jay Lutsky were each required to file an Initial Statement of Beneficial Ownership of Securities on Form 3 at the time of the registration of the Company's securities under Section 12(g) of the Exchange Act. Neither of them made a timely filing on Form 3, or a timely filing on Form 5 for the fiscal year ended April 30, 1999. They have each represented to the Company that they will complete all required filings under Section 16(a) on or before August 10, 1999.

ITEM 10.  EXECUTIVE COMPENSATION.

       No officer or director received any remuneration from the Company during the fiscal year. Until the Company acquires additional capital, it is not intended that any officer or director will receive compensation from the Company other than reimbursement for out-of-pocket expenses incurred on behalf of the Company. See "Certain Relationships and Related Transactions." The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT.

       The following table sets forth, as of the end of the Company's most recent fiscal year, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5.0% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

Name and                    Number of Shares            Percent of
Address                     Owned Beneficially          Class Owned
Jay Lutsky <F1>
4807 S. Zang Way
Morrison, CO  80465                843,000<F2>                 39.48%

Michael R. Quinn<F1>
2082 Cherry Street
Denver, Colorado  80207            841,000<F2>                 39.39%

All directors and executive
officers (2 persons)               1,684,000                   78.88%

<F1>  The person listed is an officer, a director, or both, of the
Company.
<F2>  Includes 35,000 shares of common stock issuable upon conversion of
Series A Preferred Stock. Each share of Series A Preferred Stock is convertible into two shares of common stock at any time on or after November 1, 1998.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED
TRANSACTIONS

Indemnification of Officers and Directors

       As permitted by Colorado law, the Company's Articles of Incorporation provide that the Company will indemnify its directors and officers against expenses and liabilities they incur to defend, settle, or satisfy any civil or criminal action brought against them on account of their being or having been Company directors or officers unless, in any such action, they are adjudged to have acted with gross negligence or willful misconduct. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provisions, the Company has been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in that Act and is, therefore, unenforceable.

Exclusion of Liability

       Pursuant to the Colorado Corporation Code, the Company's
Articles of Incorporation exclude personal liability for its directors for monetary damages based upon any violation of their fiduciary duties as directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, acts in violation of Section 7-5-114 of the Colorado Corporation Code, or any transaction from which a director receives an improper personal benefit. This exclusion of liability does not limit any right which a director may have to be indemnified and does not affect any director's liability under federal or applicable state securities laws.

Conflicts of Interest

       None of the officers of the Company will devote more than a portion of his time to the affairs of the Company. There will be occasions when the time requirements of the Company's business conflict with the demands of the officers' other business and investment activities. Such conflicts may require that the Company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

       Each of the Company's officers and directors also are officers, directors, or both of several other Colorado based development-stage corporation in the same business as the Company. These companies may be in direct competition with the Company for available opportunities.

       Company management, and the other principal shareholders of the Company, intend to actively negotiate or otherwise consent to the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction.
Members of management acquired their shares for services rendered at a price of $0.001 per share, and the total purchase price for all presently issued and outstanding shares (including both common stock and Series A Convertible Preferred Stock) was $11,935, of which $10,000 was paid in cash and $1,935 was paid in the form of performance of services. It is anticipated that a substantial premium may be paid by the purchaser in conjunction with any sale of shares by officers, directors or affiliates of the Company which is made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to Company officers, directors and affiliates to acquire their shares creates a conflict of interest for them and may compromise their state law fiduciary duties to the Company's other shareholders. In making any such sale, Company officers, directors and affiliates may consider their own personal pecuniary benefit rather than the best interests of the Company and the Company's other shareholders, and the other shareholders are not expected to be afforded the opportunity to approve or consent to any particular buy-out transaction involving shares held by members of Company management.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

       (a)  The Exhibits listed below are filed as part of this Annual
Report.

Exhibit No.                        Document
 3.1            Articles of Incorporation (incorporated by reference
from Registration Statement on Form 10-SB/A filed with the
Securities and Exchange Commission on April 30, 1998).

3.2            Bylaws (incorporated by reference from Registration
Statement on Form 10-SB/A filed with the Securities and Exchange
Commission on April 30, 1998).

4.1 Specimen Common Stock Certificate (incorporated by reference from Registration Statement on Form 10-SB/A filed with the Securities and Exchange Commission on April 30, 1998).

4.2            Specimen Class A Convertible Preferred Stock Certificate
(incorporated by reference from Registration Statement on Form
10-SB/A filed with the Securities and Exchange Commission on April
30, 1998).

27            Financial Data Schedule

       (b) No reports on Form 8-K were filed by the Company during the last quarter of it's fiscal year ending April 30, 1999.

Signatures

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SUNBURST ACQUISITIONS V, INC.

By: /s/ ________________
        Jay Lutsky  (Principal Executive Officer and Director)
        Date: July 30, 1999

By: /s/ ________________
        Michael R. Quinn  (Principal Financial Officer and Director)
        Date: July 30, 1999