Form 10QSB
period 1999-07-31
SUNBURST ACQUISITIONS V INC
filed 1999-09-13
CIK 1063489

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               Form 10-QSB

(Mark One)
X...Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended July 31, 1999.

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

  Yes _____ No _____

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At 7/31/99 the following shares of common were outstanding: Preferred Stock, no par value, 100,000 shares; Common Stock, no par value, 1,935,000 shares.

Transitional Small Business Disclosure
Format (Check one):
Yes _____     No __X__

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

       (a) The unaudited financial statements of registrant for the three months ended July 31, 1999, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                      SUNBURST ACQUISITIONS V, INC.
                      (A Development Stage Company)

                          FINANCIAL STATEMENTS
                     Quarter Ended July 31, 1999
                               (Unaudited)

                             CONTENTS


     Accountants' report                                 F-1
     Balance Sheet                                       F-2
     Statements of Loss and Accumulated Deficit          F-3
     Statements of Cash Flows                            F-4
     Notes to Financial Statements                       F-5

The Board of Directors and Stockholders of
Sunburst Acquisitions V, Inc.

The accompanying balance sheet of the Sunburst Acquisitions V, Inc. (a development stage company) as of July 31, 1999, and the related statements of operations and cash flows for the period then ended were not audited by us and according we do not express an opinion on them.


Denver, Colorado
August 31, 1999


                                              COMISKEY & COMPANY
                                              PROFESSIONAL CORPORATION

                         Sunburst Acquisitions V, Inc.
                         (A Development Stage Company)
                                BALANCE SHEET
                                July 31, 1999
                                 (Unaudited)


ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                         $   2,740
                                                     ---------

     Total current assets                                2,740

OTHER ASSETS:
   Organizational costs (net
     of amortization)                                      225
                                                     ---------

     TOTAL ASSETS                                    $   2,965
                                                     =========

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                  $   1,367
                                                     ---------

     Total current liabilities                           1,367

STOCKHOLDERS' EQUITY
   Preferred stock, no par value
     20,000,000 shares authorized;
     100,000 shares issued and outstanding              10,000
   Common stock, no par value;
     100,000,000 shares authorized;
     1,935,000 shares issued and
     outstanding                                         1,935
   Additional paid-in capital                              750
   Deficit accumulated
     during the
     development stage                                 (11,087)
                                                     ---------
   Total stockholders' equity                            1,598
                                                     ---------
     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                        $   2,965
                                                     =========

The accompanying notes are an integral part of the financial statements.
                                   F-2

                         Sunburst Acquisitions V, Inc.
                         (A Development Stage Company)
                           STATEMENTS OF OPERATIONS
        For the period from inception (April 30, 1998) to July 31, 1999
                                (Unaudited)


                               For the period
                               from inception   For the three  For the three
                               (April 30,       months ended   months ended
                               1998) to July    July           July
                               31, 1999         31, 1999       31, 1998
                               ---------------  -------------  ------------

REVENUES                       $             -  $           -  $          -
                               ---------------  -------------  ------------

EXPENSES
  Amortization                              75             15            15
  Consulting fees                        1,935              -             -
  General Office                           298              -            49
  Legal Fees                             3,657             95         2,495
  Professional fees                      3,490          1,200             -
  Rent                                     750            150           150
  Transfer agent                           882            232             -
                                --------------  -------------  ------------

      Total expense                     11,087          1,692          2,709
                                --------------  -------------  ------------

NET LOSS                               (11,087)        (1,692)        (2,709)

Accumulated deficit
  Balance, Beginning of period               -         (9,395)        (1,935)
                                --------------  -------------  ------------

 Balance, End of period         $      (11,087) $     (11,087) $      (4,644)
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
                                ==============  =============  ============

The accompanying notes are an integral part of the financial statements.
                                  F-3

                          Sunburst Acquisitions V, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
       For the period from inception (April 30, 1998) to July 31, 1999
                                (Unaudited)

                                   For the period
                                   from inception
                                   (April 30,      For the three  For the three
                                   1998) to        months ended   months ended
                                   July 31,        July 31,       July 31,
                                   1999            1999           1998
                                  ---------------  -------------  -------------

CASH FLOWS FROM
    OPERATING ACTIVITIES:

  Net Loss                        $       (11,087) $      (1,692) $      (2,709)
  Adjustments to reconcile
     net loss to net cash used
     by operating activities:
    Amortization expense                       75             15             15
    Rent expense                              750            150            150
    Stock issued for
     consulting fees                        1,935              -              -
    Decrease(Increase)
     in prepaid expenses                        -             13         (1,060)
    Increase in accounts
     receivable (related party)                 -              -           (319)
    Increase in
     accounts payable                       1,367          1,317              -
                                   --------------  -------------  -------------

  Net cash used by
   operating activities                    (6,960)          (197)        (3,923)

CASH FLOWS FROM
    INVESTING ACTIVITIES

  Increase in organization costs             (300)             -           (300)
                                   --------------  -------------  -------------

  Net cash used by
   investing activities                      (300)             -           (300)

CASH FLOWS FROM
    FINANCING ACTIVITIES

  Issuance of preferred
   stock                                   10,000              -              -
                                   --------------  -------------  -------------

  Net cash provided
   financing activities                    10,000              -              -
                                   --------------  -------------  -------------

  Net increase (decrease)
   in cash and cash
   equivalents                              2,740           (197)        (4,223)

CASH AND CASH EQUIVALENTS,
  Beginning of Period                           -          2,937         10,000
                                   --------------  -------------  -------------

CASH AND CASH EQUIVALENTS,
 End of Period                     $        2,740  $       2,740  $       5,777
                                   ==============  =============  =============

The accompanying notes are an integral part of the financial statements.
                                 F-4

                          Sunburst Acquisitions V, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 July 31, 1999
                                   (Unaudited)

1.  Management's Representation of Interim Financial Information
    ------------------------------------------------------------

The accompanying financial statements have been prepared by Sunburst Acquisitions V, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at April 30, 1999.

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                PLAN OF OPERATIONS.

Liquidity and Capital Resources

        The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of net proceeds in the amount of $10,000 from its inside capitalization funds. Consequently, the Company's balance sheet for the period ending July 31, 1999 reflects a current asset value of $2,740 and a total asset value of $2,965, primarily in the form of cash, as compared to $7,387 and $7,672 in current and total assets as of July 31, 1998.

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

Results of Operations

        During the period from April 30, 1998 (inception) through
July 31, 1999, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

        For the current fiscal year, the Company anticipates incurring a loss as a result of expenses associated with registration under the Securities Exchange Act of 1934, and expense sassociated with locating and evaluating acquisition candidates. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues and may continue to operate at a loss after completing a business combination, dependingupon the performance of the acquired business.

        For the quarters ended July 31, 1999 and 1998, the Company showed net losses of $1,692 and $2,709, respectively. The decrease in loss is due primarily to the timing differences related to expenses incurred in relation to reporting requirements, and general and administrative expenses.

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

Consideration of year 2000 effects relevant to the Company

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

       There have been no reports on Form 8-K for the quarter ending July 31, 1999.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNBURST ACQUISITIONS V, INC.
(Registrant)

Date: September 9, 1999

/s/
Michael R. Quinn, Secretary/Treasurer