Form 10KSB
period 2000-04-30
SUNBURST ACQUISITIONS V INC
filed 2000-07-27
CIK 1063489

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               Form 10-KSB

(Mark One)
X____Annual report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the fiscal year ended April 30, 2000.

_____Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____.

Commission File No:   0-24483

                      SUNBURST ACQUISITIONS V, INC.
                 (Name of small business in its charter)

         Colorado                            84-1461844
(State or other              (IRS Employer Identification
jurisdiction of Incorporation)                        No.)

                            4807 S. Zang Way
Address of Principal Executive Office (street and number)

                        Morrison, Colorado 80465

                        City, State and Zip Code

Issuer's telephone number:  (303) 979-2404

Securities to be registered under Section 12(b) of the Act:

                 Title of each class
                           N/A

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

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form
10-KSB._X_

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

(Issuers involved in bankruptcy proceedings during the past five years):

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ____ No ____

(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,935,000 as of April 30, 2000.

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

       As of the end of its fiscal year ending April 30, 2000, the Company has not identified any business opportunity that it plans to pursue, nor has the Company reached any agreement or definitive understanding with any person concerning an acquisition. During the fiscal year ending April 30, 2000, the Company's officers and directors had preliminary contacts with representatives of numerous companies concerning the general possibility of a merger or acquisition by an entity like the Company, whose shares are registered under the Securities Exchange Act of 1934. However, none of these preliminary contacts or discussions resulted in any type of agreement.

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

       The Company does not propose to restrict its search for investment opportunities to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of its limited resources. This includes industries such as service, finance, natural resources, manufacturing, high technology, product development, medical, communications and others. The Company's discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF
SECURITY HOLDERS.

       No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended April 30, 2000.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION.

       The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of proceeds in the amount of $16,535 from its inside capitalization funds, and the expenditure of such funds in furtherance of the Company's business plan, including primarily expenditure of funds to pay legal and accounting expenses. Consequently, the Company's balance sheet for the fiscal year ended April 30, 2000, reflects a current asset value of $1,883, which is all in the form of cash, and current liabilities of $6.00.

Results of Operations

       During the period from April 30, 1998 (inception) through
April 30, 2000, the Company has accumulated a deficit of $14,658
During this period, the Company has engaged in no significant operations other than organizational activities, acquisition of capital, preparation and filing of the registration of its securities under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements, and efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

       For the fiscal year ending April 30, 2001, the Company anticipates incurring a loss as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues. It may also continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

Plan of Operations and Need for Additional Financing

       During the fiscal year ending April 30, 2001, the Company plans to continue with efforts to seek, investigate, and, if warranted, acquire one or more properties or businesses. The Company also plans to file all required periodical reports and to maintain its status as a fully-reporting Company under the Securities Exchange Act of 1934. In order to proceed with its plans for the next year, it is anticipated that the Company will require additional capital in order to meet its cash needs. These include the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended, as well as any costs the Company may incur in seeking business opportunities.

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

Year 2000 Compliance

       The Company did not encounter problems related to compliance with Year 2000 issues. Therefore, Year 2000 issues are not currently material to the Company's business, operations or financial condition. Furthermore, the Company does not anticipate that it will encounter Year 2000 issues or incur expenses related to remediation of Year 2000 issues in conjunction with acquisition of a business opportunity.

ITEM 7.   FINANCIAL STATEMENTS.

       See following pages.
SUNBURST ACQUISITIONS V, INC.
(A Development Stage Company)

Report of Independent Public Accountants                    17
Balance Sheet                                               18
Statements of Operations                                    19
Statements of Stockholders' Equity                          20
Statements of Cash Flows -                                  26
Notes to Financial Statements -                             28

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders of
Sunburst Acquisitions V, Inc.

We have audited the accompanying balance sheet of Sunburst Acquisitions V, Inc. (a development stage company) as of April 30, 2000, and the related statements of operations, stockholders' equity, and cash flows for each of the years ended April 30, 2000 and 1999, and for the period from inception (April 30, 1998) to April 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunburst Acquisitions V, Inc. as of April 30, 2000, and the results of its operations and cash flows for each of the years ended April 30, 2000 and 1999, and for the period from inception (April 30, 1998) to April 30, 2000 in conformity with generally accepted accounting principles.

Denver, Colorado
May 24, 2000
Comiskey & Co.
PROFESSIONAL CORPORATION


SUNBURST ACQUISITIONS V, INC.
(A Development Stage Company)
BALANCE SHEET
April 30, 2000


ASSETS
CURRENT ASSETS
 Cash and cash equivalents                                     1,883
   Total current assets                                        1,883

   TOTAL ASSETS                                                1,883

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                                  6

  Total current liabilities                                        6

STOCKHOLDERS' EQUITY
 Preferred stock, no par value
  20,000,000 shares authorized;
  100,000 shares issued and outstanding                            -
 Common stock, no par value; 100,000,000
  shares authorized; 1,935,000 shares
   issued and  outstanding                                    11,935
Additional paid-in capital                                     4,600
Deficit accumulated during the
 development stage                                          (14,658)

                                                               1,877
TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                                   1,883

The accompanying notes are an integral part of the financial statements. SUNBURST ACQUISITIONS V, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

                       For the period
                        from inception                  For the year
                      (April 30, 1998)                         ended
                          to April 30,                     April 30,
                                  2000                  2000           1999
REVENUES                      $      -               $     -        $     -

EXPENSES
 Amortization                      300                   240             60
 Bank fees                          21                    21              -
 Consulting fees                 1,935                     -              -
 General office                    392                    93            299
 Legal fees                      4,484                   922          3,562
 Professional fees               4,756                 2,466          2,290
 Rent                            1,200                   600            600
 Transfer agent                  1,570                   920            650

  Total expenses                14,658                 5,262          7,461

NET LOSS                      (14,658)               (5,262)        (7,461)

Accumulated deficit

 Balance, beginning
  of period                          -               (9,396)        (1,935)

 Balance, end of
  period                     $(14,658)             $(14,658)       $(9,396)

NET LOSS PER SHARE            $  (NIL)               $ (NIL)        $ (NIL)

WEIGHTED AVERAGE NUMBER
 OF SHARES OF COMMON STOCK
 AND COMMON STOCK EQUIVALENTS
 OUTSTANDING                 2,135,000             2,135,000      2,135,000

The accompanying notes are an integral part of the financial statements.

SUNBURST ACQUISITIONS V, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY
For the period from inception (April 30, 1998) to April 30, 2000
(Page 1 of 3)

                                             Preferred Stock
                                    Number of
                                       Shares                 Amount

Preferred stock issued for
 cash, April 1998
 at $0.10 per share                   100,000        $        10,000

Common stock issued for
 services, April 1998
 at $0.001 per share                        -                      -

Net loss for the year
 ended April 30, 1998                       -                      -

Balance
 April 30, 1998                       100,000                 10,000

Rent at no charge                           -                      -

Net loss for the year
 ended April 30, 1999                       -                      -

Balance April 30, 1999                100,000                 10,000

Rent at no charge                           -                      -

Contribution by
 stockholder                                -                      -

Conversion of preferred
 stock                              (100,000)               (10,000)

Net loss for the year ended
 April 30, 2000                             -                      -

Balance,
 April 30, 2000                             -              $       -


The accompanying notes are an integral part of the financial statements.

SUNBURST ACQUISITIONS V, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY
For the period from inception (April 30, 1998) to April 30, 2000
(Page 2 of 3)

                                             Common Stock
                                            Number of
                                               Shares         Amount
Preferred stock issued for
 cash, April 1998
 at $0.10 per share                                 -       $      -

Common stock issued for
 services, April 1998
 at $0.001 per share                        1,935,000          1,935

Net loss for the year
 ended April 30, 1998                               -              -

Balance
 April 30, 1998                             1,935,000          1,935

Rent at no charge                                   -              -

Net loss for the year
 ended April 30, 1999                               -              -

Balance
 April 30, 1999                             1,935,000          1,935

Rent at no charge                                   -              -

Contribution by
 stockholder                                        -              -

Conversion of preferred
 stock                                        200,000         10,000

Net loss for the year ended
 April 30, 2000                                     -              -

Balance,
 April 30, 2000                             2,135,000      $  11,935

The accompanying notes are an integral part of the financial statements.

SUNBURST ACQUISITIONS V, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY
For the period from inception (April 30, 1998) to April 30, 1999
(Page 3 of 3)

                                                     Deficit
                                                 accumulated
                                   Additional     during the          Total
                                      Paid-in   development   stockholders'
                                      Capital          stage         equity
Preferred stock issued for
 cash, April 1998
 at $0.10 per share                         -              -         10,000

Common stock issued for
 services, April 1998
 at $0.001 per share                        -              -          1,935

Net loss for the year
 ended April 30, 1998                       -        (1,935)        (1,935)

Balance,
 April 30, 1998                             -        (1,935)         10,000

Rent at no charge                         600              -            600

Net loss for the year
 ended April 30, 1999                       -        (7,461)        (7,461)

Balance April 30, 1999                    600        (9,396)          3,139

Rent at no charge                         600              -            600

Contribution by
 stockholder                            3,400              -          3,400

Conversion of preferred
 stock                                      -              -              -

Net loss for the year ended
 April 30, 2000                             -        (5,262)        (5,262)

Balance,
 April 30, 2000                      $  4,600      $(14,658)       $  1,877

The accompanying notes are an integral part of the financial statements.

SUNBURST ACQUISITIONS V, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

                              For the period
                               from inception                  For the year
                             (April 30, 1998)                         ended
                                 to April 30,                     April 30,
                                         2000                   2000           1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                    $(14,658)       $(5,262)       $(7,461)
Adjustments to reconcile
  net loss to net cash flows
  from operating activities:
        Amortization                              300            240             60
        Rent expense                            1,200            600            600
        Stock issued for
        consulting fees                         1,935              -              -
       Decrease (increase) in
        prepaid expenses                            -             13           (13)
        Increase (decrease) in
         accounts payable                            6          (44)             50

  Net cash flows from
   operating activities                      (11,217)        (4,453)        (6,764)

CASH FLOWS FROM INVESTING ACTIVITIES
 Increase in organization costs                 (300)              -          (300)

 Net cash flows from
  investing activities                          (300)              -          (300)

CASH FLOWS FROM FINANCING ACTIVITIES
 Issuance of preferred stock                   10,000              -              -
 Cash contributed by shareholder                3,400          3,400              -

  Net cash flows from financing
   activities                                  13,400          3,400              -

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                           1,883        (1,053)        (7,064)

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                                -          2,936         10,000

CASH AND CASH EQUIVALENTS,
 END OF PERIOD                              $   1,883       $  1,883       $  2,936

The accompanying notes are an integral part of the financial statements. SUNBURST ACQUISITIONS V, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies
Development Stage Company
Sunburst Acquisitions V, Inc. (a development stage company) (the
"Company") was incorporated under the laws of the State of Colorado on April 30, 1998. The initial principal office of the corporation is 4807 South Zang Way, Morrison, Colorado 80465.

The Company is a new enterprise in the development stage as defined by Statement No. 7 of the Financial Accounting Standards Board. It has no full-time employees and owns no real property. The Company operates as a capital market access corporation after registering with the U.S. Securities and Exchange Commission under the Securities Exchange Act of 1934. The Company seeks to acquire, through merger or acquisition, one or more businesses which have existing management. Management of the Company will have virtually unlimited discretion in determining the business activities in which the Company might engage.

Accounting Method
The Company records income and expenses on the accrual method.

Loss per Share
Loss per share was computed using the weighted average number of shares of common stock and common stock equivalents outstanding during the period.

Organization Costs
Costs to incorporate the Company were originally capitalized to be amortized over a sixty-month period but have been written off pursuant to SOP 98-5.

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

Use of Estimates
The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that effect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

2. Stockholders' Equity
As of April 30, 2000, 1,935,000 shares of the Company's no par value common stock had been issued for consulting services provided. The services were converted to shares at $0.001 per share.

As of April 30, 2000, 100,000 shares of the Company's no par value Series A preferred stock had been issued at $0.10 per share.

Commencing on May 1, 2000, the holders of record of shares of this Series A preferred stock shall be entitled to receive, when and as declared by the board of directors out of funds legally available therefore, cash dividends at the rate of $0.01 per share per annum, payable quarterly, in arrears, on such dates as may from time to time be determined by the board of directors.

In the event of a liquidation or dissolution of the Company, the holders of shares of this Series A shall be entitled to receive out of the assets of the Company an amount equal to $0.10 per share, plus any accrued and unpaid dividends thereon to the date fixed for distribution. This distribution shall be in preference and have priority over any such distribution upon the common stock of the Company and all other preferred stock of the Company. If the assets of the Company are not sufficient to pay such amount in full to the holders of this Series A and of all such other Series shall share ratably in any such distribution of assets in accordance with the amounts which would be payable on such distribution if the amounts to which the holders of this and all such other Series are entitled were paid in full.

To the extent not previously converted into shares of common stock, this Series A may be redeemed, in whole or in part, at the option of the Company by resolution of its board of directors at a redemption price per share of $0.15, plus any accrued and unpaid dividends thereon to the date fixed for redemption.

The holders of shares of this Series A shall have the right to vote either in the election of directors or in any other matter.

On April 26, 2000 the holders of the Company's preferred stock agreed to convert all 100,000 preferred shares to common shares.
Each preferred share was converted to two common shares.

3. Related Party Transactions
As of the date hereof, Michael R. Quinn and Jay Lutsky are the officers and directors of the Company, and are the owners of 1,684,000 shares of common stock, constituting approximately 79% of the Company's issued and outstanding shares.

The Company's Secretary/Treasurer is providing office space at no charge to the Company. For purposes of the financial statements, the Company is accruing $50 per month as additional paid-in capital for this use.

4. Income Taxes
The Company has Federal net operating loss carryforwards of approximately $14,700 expiring during the years 2018 and 2020. The tax benefit of these net operating losses is approximately $2,950 and has been offset by a full allowance for realization. The carryforwards may be limited upon the consummation of a business combination under IRC Section 381. For the year ended April 30, 2000, the valuation allowance increased by approximately $1,050.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH
ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE.

       The Company has had no change in, or disagreements with, its principal independent accountant since the date of inception.

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

       Mr. Lutsky has served on the board and been president of several public companies. From December 1986 through May, 1990,
Mr. Lutsky served as president of Eagle Venture Acquisitions, Inc. ("Eagle"). Eagle merged with Network Financial Services, Inc. ("Network") in May 1990. Mr. Lutsky continued on the board of Network which traded on the NASDAQ system until December, 1993. Mr. Lutsky was a vice-president and served on the board of Starlight Acquisitions, Inc. ("Starlight") a blank check offering. Starlight merged with Toucan Gold Corporation ("Toucan"),
TUGO-Bulletin Board, on May 10, 1996. Mr. Lutsky now serves as an advisor to the current board of directors of Toucan. Until November, 1997, Mr. Lutsky was an officer and served on the board of directors of Gatwick, Ltd., a Regulation A public company. In November, 1997, Gatwick, Ltd., changed its name to AIM Smart Corporation and completed a share acquisition transaction with Smart AIM Corporation, a Michigan corporation. Mr. Lutsky also currently serves on the board of directors of Sunburst Acquisitions VI, Inc., Sunburst Acquisitions VII, Inc. and Sunburst Acquisitions VIII, Inc., all of which are blind pool or blank check companies he has formed in conjunction with Mr. Quinn.

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

       He served as President, Treasurer and Director of O.T.C. Capital Corporation ("OTC"). OTC acquired Capital 2000 and is currently actively trading. He was a founder of American Leverage, Inc., and was its Secretary/Treasurer and a Director until American Leverage, Inc. acquired Data National Corporation ("Data"). Data is active, profitable and in a growth mode. Until November, 1997, Mr. Quinn was an officer and served on the board of directors of Gatwick, Ltd., a Regulation A public company. In November, 1997, Gatwick, Ltd., changed its name to AIM Smart Corporation and completed a share acquisition transaction with Smart AIM Corporation, a Michigan corporation. Mr. Quinn also currently serves on the board of Sunburst Acquisitions VI, Inc., Sunburst Acquisitions VII, Inc. and Sunburst Acquisitions VIII, Inc., all of which are blind pool or blank check companies he has formed in conjunction with Mr. Lutsky.

Compliance With Section 16(a) of the Exchange Act.

       Michael R. Quinn and Jay Lutsky were each required to file an Initial Statement of Beneficial Ownership of Securities on Form 3 at the time of the registration of the Company's securities under Section 12(g) of the Exchange Act, and a report on Form 5 for the fiscal year ending April 30, 1999 and April 30, 2000. None of the reports have been filed in a timely manner. However, the initial reports on Form
3 and the reports on Form 5 for the fiscal year ending April 30, 1999 have been filed. They have each represented to the Company that they will complete the required filing on Form 5 for the fiscal year ending April 30, 2000.


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

27             Financial Data Schedule

       (b) No reports on Form 8-K were filed by the Company during the last quarter of its fiscal year ending April 30, 2000.

Signatures

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SUNBURST ACQUISITIONS V, INC.


By: /s/ ________________
        Jay Lutsky  (Principal Executive Officer and Director)
        Date: July 28, 2000


By: /s/ ________________
        Michael R. Quinn  (Principal Financial Officer and Director)
        Date: July 28, 2000