Form 10KSB
period 2001-04-30
SUNBURST ACQUISITIONS V INC
filed 2001-08-13
CIK 1063489

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

X____Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended April 30, 2001.

_____Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____.

SUNBURST ACQUISITIONS V, INC.

(Name of small business in its charter)

Colorado	0-24483	84-1461844
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification Number)

4807 S. Zang Way Morrison, Colorado	80465
(Address of principal executive offices)	(Zip Code)

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

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ____ No ____

(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,135,000 as of April 30, 2001.

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

As of the end of its fiscal year ending April 30, 2001, the Company has not identified any business opportunity that it plans to pursue, nor has the Company reached any agreement or definitive understanding with any person concerning an acquisition. During the fiscal year ending April 30, 2001, the Company's officers and directors had preliminary contacts with representatives of numerous companies concerning the general possibility of a merger or acquisition by an entity like the Company, whose shares are registered under the Securities Exchange Act of 1934. However, none of these preliminary contacts or discussions resulted in any type of agreement.

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

The Company's search will be directed toward small and medium-sized enterprises which have a desire to become public corporations and which are able to satisfy, or anticipate in the reasonably near future being able to satisfy, the minimum asset requirements in order to qualify shares for trading on the NASDAQ Small Cap exchange or on an exchange such as the American or Pacific Stock Exchange. (See "Investigation and Selection of Business Opportunities.") The Company anticipates that the business opportunities presented to it will (i) be recently organized with no operating history, or a history of losses attributable to under-capitalization or other factors; (ii) be experiencing financial or operating difficulties; (iii) be in need of funds to develop a new product or service or to expand into a new market; (iv) be relying upon an untested product or marketing concept; or (v) have a combination of the characteristics mentioned in (i) through (iv). The Company intends to concentrate its acquisition efforts on properties or businesses that it believes to be undervalued. Given the above factors, investors should expect that any acquisition candidate may have a history of losses or low profitability.

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

(h) The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items; and

(i) Whether the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future to become, such as to permit the securities of the Company, following the business combination, to qualify to be listed on an exchange or on a national automated securities quotation system, such as the NASDAQ Small Cap, so as to permit the trading of such securities to be exempt from the requirements of Rule 15c2-6 recently adopted by the Securities and Exchange Commission. See "Risk Factors - The Company - Regulation of Penny Stocks."

In regard to the last criterion listed above, the current standards for the NASDAQ Small Cap listing include, among other things, the requirements that the issuer of the securities that are sought to be listed have stockholders' equity of at least $5,000,000, or a market capitalization of at least $50,000,000, or net income in its latest fiscal year of not less than $750,000. Many, and perhaps most, of the business opportunities that might be potential candidates for a combination with the Company would not satisfy the NASDAQ Small Cap listing criteria. To the extent that the Company seeks potential NASDAQ listing, therefore, the range of business opportunities that are available for evaluation and potential acquisition by the Company would be significantly limited.

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

Company management believes that various types of potential merger or acquisition candidates might find a business combination with the Company to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current shareholders, acquisition candidates which have long-term plans for raising equity capital through the public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be assistance in that process. Acquisition candidates which have a need for an immediate cash infusion are not likely to find a potential business combination with the Company to be an attractive alternative.

Form of Acquisition

It is impossible to predict the manner in which the Company may participate in a business opportunity. Specific business opportunities will be reviewed as well as the respective needs and desires of the Company and the promoters of the opportunity and, upon the basis of that review and the relative negotiating strength of the Company and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to, share exchanges, mergers, agreements for purchase and sale of stock or assets, leases, licenses, joint ventures and other contractual arrangements. The Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of the Company with other corporations or forms of business organization. In addition, the present management and stockholders of the Company most likely will not have control of a majority of the voting shares of the Company following a reorganization transaction. As part of such a transaction, the Company's directors may resign and new directors may be appointed without any vote by stockholders.

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

ITEM 2. DESCRIPTION OF PROPERTY.

The Company currently maintains a mailing address at 4807 S. Zang Way, Morrison, Colorado 80465, which is the address of its President. The Company pays no rent for the use of this mailing address; however, for financial statement purposes, the Company is accruing $50 per month as additional paid-in capital for this use. The Company does not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out its plan of operations described herein. The Company's telephone number is (303) 979-2404.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended April 30, 2001.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The Company remains in the development stage. Its balance sheet for the fiscal year ended April 30, 2001 reflects a current asset value of $2,768 which is in the form of cash and cash equivalents, and current liabilities of $3,089.

Results of Operations

At the time of its incorporation, the Company received cash proceeds of $10,000 from the sale of shares, and also issued shares for services valued at $1,935. It has subsequently received additional cash investments from its principal shareholders totalling $5,900, and for financial statement purposes, has accrued a total of $1,800 as additional paid-in capital representing the value of office space use provided to the Company at no charge by an officer and director.

During the period from April 30, 1998 (inception) through April 30, 2001, the Company has accumulated a deficit of $19,956. During this period, the Company engaged in no significant operations other than organizational activities, acquisition of capital, preparation and filing of the registration of its securities under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements, and efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

For the fiscal year ending April 30, 2002, the Company anticipates incurring a loss as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues. It may also continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

Plan of Operations and Need for Additional Financing

During the fiscal year ending April 30, 2002, the Company plans to continue with efforts to seek, investigate, and, if warranted, acquire one or more properties or businesses. The Company also plans to file all required periodical reports and to maintain its status as a fully-reporting Company under the Securities Exchange Act of 1934. In order to proceed with its plans for the next year, it is anticipated that the Company will require additional capital in order to meet its cash needs. These include the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended, as well as any costs the Company may incur in seeking business opportunities.

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

SUNBURST ACQUISITIONS V, INC.

(A Development Stage Company)

Report of Independent Public Accountants
Balance Sheet
Statements of Operations
Statements of Stockholders' Equity
Statements of Cash Flows
Notes to Financial Statements

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders of Sunburst Acquisitions V, Inc.

We have audited the accompanying balance sheet of Sunburst Acquisitions V, Inc. (a development stage company) as of April 30, 2001, and the related statements of operations, stockholders' equity, and cash flows for each of the years ended April 30, 2001 and 2000, and for the period from inception (April 30, 1998) to April 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunburst Acquisitions V, Inc. as of April 30, 2001, and the results of its operations and cash flows for each of the years ended April 30, 2001 and 2000, and for the period from inception (April 30, 1998) to April 30, 2001 in conformity with accounting principles generally accepted in the United States of America.

Denver, Colorado

July 20, 2001

Comiskey & Co.

PROFESSIONAL CORPORATION

Sunburst Acquisitions V, INC.

(A Development Stage Company)

BALANCE SHEET

April 30, 2001

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 2,768

Total current assets	2,768

TOTAL ASSETS	$ 2,768

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$ 3,089

Total current liabilities	3,089

STOCKHOLDERS' EQUITY
Preferred stock, no par value; 20,000,000 shares
authorized; no shares issued and outstanding	-
Common stock, no par value; 100,000,000
shares authorized; 2,135,000 shares issued and
outstanding	11,935
Additional paid-in capital	7,700
Deficit accumulated during the development
stage	(19,956)

(321)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 2,768

The accompanying notes are an integral part of the financial statements.

Sunburst Acquisitions V, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	For the period
	from inception
	(April 30, 1998)	For the year ended
	to April 30,	April 30,
	2001	2001	2000

REVENUES	$ -	$ -	$ -

EXPENSES
Amortization	300	-	240
Bank fees	34	13	21
Consulting fees	1,935	-	-
General office	644	252	93
Legal fees	6,038	1,554	922
Professional fees	7,485	2,729	2,466
Rent	1,800	600	600
Transfer agent	1,720	150	920

Total expenses	19,956	5,298	5,262

NET LOSS	(19,956)	(5,298)	(5,262)

Accumulated deficit

Balance, beginning of period	-	(14,658)	(9,396)

Balance, end of period	$ (19,956)	$ (19,956)	$ (14,658)

NET LOSS PER SHARE	$ (NIL)	$ (NIL)	$ (NIL)

WEIGHTED AVERAGE NUMBER OF
SHARES OF COMMON STOCK
AND COMMON STOCK
EQUIVALENTS OUTSTANDING	2,135,000	2,135,000	2,135,000

The accompanying notes are an integral part of the financial statements.

Sunburst Acquisitions V, INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

For the period from inception (April 30, 1998) to April 30, 2001

						Deficit
						accumulated
	Preferred stock		Common stock		Additional	during the	Total
	Number of		Number of		paid-in	development	stockholders'
	shares	Amount	shares	Amount	capital	stage	equity
Preferred stock issued for cash,
April 1998, $0.10 per share	100,000	$ 10,000	-	$ -	$ -	$ -	$ 10,000

Common stock issued for services
April 1998, $0.001 per share	-	-	1,935,000	1,935	-	-	1,935

Net loss, April 30, 1998	-	-	-	-	-	(1,935)	(1,935)

Balance, April 30, 1998	100,000	10,000	1,935,000	1,935	-	(1,935)	10,000

Rent at no charge	-	-	-	-	600	-	600

Net loss, April 30, 1999	-	-	-	-	-	(7,461)	(7,461)

Balance, April 30, 1999	100,000	10,000	1,935,000	1,935	600	(9,396)	3,139

Rent at no charge	-	-	-	-	600	-	600

Contribution by stockholder	-	-	-	-	3,400	-	3,400

Conversion of preferred stock	(100,000)	(10,000)	200,000	10,000	-	-	-

Net loss, April 30, 2000	-	-	-	-	-	(5,262)	(5,262)

Balance, April 30, 2000	-	-	2,135,000	11,935	4,600	(14,658)	1,877

Rent at no charge	-	-	-	-	600	-	600

Contribution by stockholder	-	-	-	-	2,500	-	2,500

Net loss, April 30, 2001	-	-	-	-	-	(5,298)	(5,298)

Balance, April 30, 2001	-	$ -	2,135,000	$ 11,935	$ 7,700	$ (19,956)	$ (321)

The accompanying notes are an integral part of the financial statements.

Sunburst Acquisitions V, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	For the period
	from inception
	(April 30, 1998)	For the year ended
	to April 30,	April 30,
	2001	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (19,956)	$ (5,298)	$ (5,262)
Adjustments to reconcile
net loss to net cash flows from
operating activities:
Amortization	300	-	240
Rent expense	1,800	600	600
Stock issued for consulting fees	1,935	-	-
Decrease (increase) in prepaid expenses	-	-	13
Increase (decrease)in accounts payable	3,089	3,083	(44)

Net cash flows from operating activities	(12,832)	(1,615)	(4,453)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in organization costs	(300)	-	-

Net cash flows from investing activities	(300)	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of preferred stock	10,000	-	-
Cash contributed by shareholder	5,900	2,500	3,400

Net cash flows from financing activities	15,900	2,500	3,400

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	2,768	885	(1,053)

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	-	1,883	2,936

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$ 2,768	$ 2,768	$ 1,883

The accompanying notes are an integral part of the financial statements.

Sunburst Acquisitions V, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

April 30, 2001

  Summary of Significant Accounting Policies

Development Stage Company

Sunburst Acquisitions V, Inc. (a development stage company) (the "Company") was incorporated under the laws of the State of Colorado on April 30, 1998. The principal office of the corporation is 4807 South Zang Way, Morrison, Colorado 80465.

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

  Stockholders' Equity

As of April 30, 2001, 2,135,000 shares of the Company's no par value common stock were issued and outstanding. Of these, 1,935,000 had been issued for consulting services provided. The services were converted to shares at $0.001 per share. The remaining 200,000 shares were from the conversion of 100,000 shares of Series A preferred stock.

Prior to April 26, 2000, 100,000 shares of the Company's no par value Series A preferred stock had been issued at $0.10 per share.

On April 26, 2000, the holders of the Company's preferred stock agreed to convert all 100,000 preferred shares to common shares. Each preferred share was converted to two common shares.

The board of directors shall have the authority to authorize additional Series of preferred shares whose terms may differ from those of previous Series. The effective of these terms may be dilutive on the Company's common stock.

  Related Party Transactions

As of the date hereof, Jay Lutsky is the sole officer and director of the Company, and owns 843,000 shares of common stock, constituting approximately 39% of the Company's issued and outstanding shares. He is providing office space at no charge to the Company. For purposes of the financial statements, the Company is accruing $50 per month as additional paid-in capital for this use.

The Company's Secretary/Treasurer resigned as an officer and director as of September 1, 2000.

4. Income Taxes

The Company has Federal net operating loss carryforwards of approximately $20,000 expiring during the years 2018 and 2021. The tax benefit of these net operating losses is approximately $3,800 and has been offset by a full allowance for realization. The carryforwards may be limited upon the consummation of a business combination under IRC Section 381. For the year ended April 30, 2001, the valuation allowance increased by approximately $800.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company has had no change in, or disagreements with, its principal independent accountant since the date of inception.

Part III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The sole director and executive officer currently serving the Company is as follows:

Name	Age	Positions Held and Tenure
Jay Lutsky	56	President, and a Director since April, 1998

The director named above will serve until the next annual meeting of the Company's stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

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

Mr. Lutsky has served on the board and been president of several public companies. From December 1986 through May, 1990, Mr. Lutsky served as president of Eagle Venture Acquisitions, Inc. ("Eagle"). Eagle merged with Network Financial Services, Inc. ("Network") in May 1990. Mr. Lutsky continued on the board of Network which traded on the NASDAQ system until December, 1993. Mr. Lutsky was a vice-president and served on the board of Starlight Acquisitions, Inc. ("Starlight"), a blank check offering. Starlight merged with Toucan Gold Corporation ("Toucan"), TUGO-Bulletin Board, on May 10, 1996. Mr. Lutsky now serves as an advisor to the current board of directors of Toucan. Until November, 1997, Mr. Lutsky was an officer and served on the board of directors of Gatwick, Ltd., a Regulation A public company. In November, 1997, Gatwick, Ltd., changed its name to AIM Smart Corporation and completed a share acquisition transaction with Smart AIM Corporation, a Michigan corporation. Mr. Lutsky also currently serves on the board of directors of Sunburst Acquisitions VI, Inc., Sunburst Acquisitions VII, Inc. and Sunburst Acquisitions VIII, Inc., all of which are blind pool or blank check companies he has formed in conjunction with Mr. Quinn.

He earned a Bachelor of Science degree from Kent State University in 1967.

Compliance With Section 16(a) of the Exchange Act.

Jay Lutsky filed an Initial Statement of Beneficial Ownership of Securities on Form 3. He has also filed Form 5 for the fiscal year ending April 30, 2001.

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

Name and Address	Number of Shares Owned Beneficially	Percent of Class Owned
Jay Lutsky (1) 4807 S. Zang Way Morrison, CO 80465	843,000 (2)	39.48%
Michael R. Quinn 2082 Cherry Street Denver, Colorado 80207	841,000 (2)	39.39%
All directors and executive officers (1 person)	843,000	39.48%

(1) The person listed is an officer, a director, or both, of the Company.

(2) Includes 35,000 shares of common stock issuable upon conversion of Series A Preferred Stock. Each share of Series A Preferred Stock is convertible into two shares of common stock at any time on or after November 1, 1998.

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

However, as of the end of the Company's fiscal year, each of these entities had substantially the same shareholders as the Company, which means that there was no actual conflict of interest between the Company and these other entities as of that time.

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

(b) No reports on Form 8-K were filed by the Company during the last quarter of its fiscal year ending April 30, 2001.

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SUNBURST ACQUISITIONS V, INC.

By: /S/ JAY LUTSKY

Jay Lutsky (Principal Executive Officer and Director)

Date: August 13, 2001