Form 10QSB
period 2002-01-31
SUNBURST ACQUISITIONS V INC
filed 2005-07-29
CIK 1063489

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               Form 10-QSB

(Mark One)
X...Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended January 31, 2002.

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

 Yes _____  No __X__

Applicable only to issuers involved in bankruptcy proceedings during the past five years

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

  Yes _____ No _____

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At 1/31/02 the following shares of common were outstanding: Preferred Stock, no par value, 0 shares; Common Stock, no par value, 2,135,000 shares.

Transitional Small Business Disclosure
Format (Check one):
Yes _____     No __X__

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

       (a) The unaudited financial statements of registrant for the three months ended January 31, 2002, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                      SUNBURST ACQUISITIONS V, INC.
                      (A Development Stage Company)

                          FINANCIAL STATEMENTS
                     Quarter Ended January 31, 2002
                               (Unaudited)

                             CONTENTS



     Balance Sheet                                       F-1
     Statements of Operations                            F-2
     Statements of Cash Flows                            F-3
     Notes to Financial Statements                       F-4

                         Sunburst Acquisitions V, Inc.
                         (A Development Stage Company)
                                BALANCE SHEET
                                January 31, 2002
                                 (Unaudited)


ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                         $   1,268
                                                     ---------

     Total current assets                                1,268
                                                     ---------

     TOTAL ASSETS                                    $   1,268
                                                     =========

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                  $   5,738
                                                     ---------

     Total current liabilities                           5,738

STOCKHOLDERS' EQUITY
   Preferred stock, no par value
     20,000,000 shares authorized;
     0 shares issued and outstanding                         -
   Common stock, no par value;
     100,000,000 shares authorized;
     2,135,000 shares issued and
     outstanding                                        11,935
   Additional paid-in capital                            8,150
   Deficit accumulated
     during the
     development stage                                 (24,555)
                                                     ---------
                                                        (4,470)
                                                     ---------
     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                        $   1,268
                                                     =========

The accompanying notes are an integral part of the financial statements.
                                   F-1

                         Sunburst Acquisitions V, Inc.
                         (A Development Stage Company)
                           STATEMENTS OF OPERATIONS
                                   (Unaudited)

                     For the
                     period from
                     inception
                     (April 30,
                     1998) to     For the three months  For the nine months
                     January 31,   ended January 31,      ended January 31,
                     2002          2002       2001       2002       2001
                     -----------  ---------  ---------  ---------  ---------

REVENUES             $         -  $       -  $       -  $       -  $       -
                     -----------  ---------  ---------  ---------  ---------

EXPENSES
  Amortization               300          -          -          -          -
  Bank service charge         34          -          -          -         13
  Consulting fees          1,935          -          -          -          -
  General office             644          -          -          -        252
  Legal fees               7,862          -          -      1,824      1,448
  Professional fees        9,536        114        528      2,051      2,178
  Rent                     2,250        150        150        450        450
  Transfer agent           1,994          -        150        274        425
                     -----------  ---------  ---------  ---------  ---------

      Total expense       24,555        264        828      4,599      4,766
                     -----------  ---------  ---------  ---------  ---------

NET LOSS                 (24,555)      (264)      (828)    (4,599)    (4,766)

Accumulated deficit
  Balance, Beginning
  of period                    -    (24,291)   (18,596)   (19,956)   (14,658)
                     -----------  ---------  ---------  ---------  ---------

  Balance,
  end of period      $   (24,555) $ (24,555) $ (19,424) $ (24,555) $ (19,424)
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
                     ===========  =========  =========  =========  =========

The accompanying notes are an integral part of the financial statements.
                                  F-2

                          Sunburst Acquisitions V, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                              For the period
                              from inception
                              (April 30,      For the nine   For the nine
                              1998) to        months ended   months ended
                              January 31,     January 31,    January 31,
                              2002            2002           2001
                              --------------- -------------  -------------

CASH FLOWS FROM
    OPERATING ACTIVITIES:

  Net Loss                   $       (24,555) $      (4,599) $      (4,766)
  Adjustments to reconcile
     net loss to net cash used
     by operating activities:
    Amortization                         300              -              -
    Rent expense                       2,250            450            450
    Stock issued for
     consulting fees                   1,935              -              -
    Decrease in prepaid expenses           -              -              -

    Increase (decrease) in
     accounts payable                  5,738          2,649          2,701
                              --------------  -------------  -------------

  Net cash used by
   operating activities              (14,332)        (1,500)        (1,615)

CASH FLOWS FROM
    INVESTING ACTIVITIES

  Increase in organization costs        (300)             -              -
                              --------------  -------------  -------------

  Net cash used by
   investing activities                 (300)             -              -

CASH FLOWS FROM
    FINANCING ACTIVITIES

  Capital contribution by
   shareholder                         5,900              -          2,500
  Issuance of preferred
   stock                              10,000              -              -
                              --------------  -------------  -------------

  Net cash provided
   financing activities               15,900              -          2,500
                              --------------  -------------  -------------

  Net increase (decrease)
   in cash and cash
   equivalents                         1,268         (1,500)           885

CASH AND CASH EQUIVALENTS,
  Beginning of Period                      -          2,768          1,883
                              --------------  -------------  -------------

CASH AND CASH EQUIVALENTS,
 End of Period                $        1,268  $       1,268  $       2,768
                              ==============  =============  =============

The accompanying notes are an integral part of the financial statements.
                                 F-3

                          Sunburst Acquisitions V, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 January 31, 2002
                                   (Unaudited)

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

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                PLAN OF OPERATIONS.

Liquidity and Capital Resources

        The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of net proceeds in the amount of $15,900 from its inside capitalization funds. Consequently, the Company's balance sheet for the period ending January 31, 2002 reflects a current asset value of $1,268 and a total asset value of $1,268, entirely in the form of cash, as compared to $2,768 and $2,768 in current and total assets as of January 31, 2001.

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

Results of Operations

        During the period from April 30, 1998 (inception) through
January 31, 2002, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

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

        For the quarters ended January 31, 2002 and 2001, the Company showed net losses of $264 and $828, respectively. The decrease in loss is due primarily to the timing differences related to expenses incurred in relation to reporting requirements, and general and administrative expenses.

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

Item 3.         CONTROLS AND PROCEDURES

	  As of the filing date of this report, we carried out an evaluation, under the supervision and with the participation of Jay Lutsky, President, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, Mr. Lutsky concluded that our disclosure controls and procedures are effective in timely alerting management to material information required to be included in our periodic SEC reports. It should be noted that design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurrance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.


PART II

ITEM 5.  OTHER INFORMATION

	 NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits

            31 Certification of Chief Executive Officer and Chief Financial and Accounting Officer of the Company Accompanying Periodic Reports pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (as filed herewith).

	    32 Certification of Chief Executive Officer and Chief Financial and Accounting Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (as filed herewith).

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNBURST ACQUISITIONS V, INC.
(Registrant)

Date: July 28, 2005

/s/
Jay Lutsky, President