Form 10KSB
period 2002-04-30
SUNBURST ACQUISITIONS V INC
filed 2005-07-29
CIK 1063489

UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549

                                       Form 10-KSB

X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
  OF 1934
                     For the fiscal year ended April 30, 2002

___ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
                     For the transition period from ____ to ____.

                             SUNBURST ACQUISITIONS V, INC.
                        (Name of small business in its charter)


 Colorado                              0-24483              84-1461844
(State or other jurisdiction     (Commission File Number)  (IRS Employer
of incorporation)                                       Identification Number)





                                4807 S. Zang Way
                               Morrison, Colorado  80465
(         Address of principal executive offices)  (Zip Code)


Issuer's telephone number, including area code: (303) 979-2404
Securities to be registered under Section 12(b) of the Act:  None


                            Title of each class

                                    N/A


Securities to be registered under Section 12(g) of the Act:
                       Common Stock, no par value
                            (Title of Class)


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [ x ] No

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X ]


State issuer's revenues for its most recent fiscal year: $ 0.


State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See
definition of affiliate in Rule 12b-2 of the Exchange Act.)   $0

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [ ]Yes [ ] No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 30, 2002, the Company had 2,135,000 shares outstanding.


DOCUMENTS INCORPORATED BY REFERENCE
If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and
(3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes.

Transitional Small Business Disclosure Format (Check one): Yes ____; No
_X__



ITEM 1.        DESCRIPTION OF BUSINESS.

General
The Company was incorporated under the laws of the State of Colorado on April 30, 1998, and is in the early developmental and promotional stages. To date the Company's only activities have consisted of the raising of capital and efforts to seek one or more properties or businesses for acquisition. The Company has not commenced any commercial operations. The Company has no full-time employees and owns no real estate.

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

CURRENT BUSINESS ACQUISITION ACTIVITIES
As of the end of its fiscal year April 30, 2002, the Company had not identified a business opportunity that it planned to pursue, nor had the Company reached any agreement or definitive understanding with any person concerning an acquisition. During the fiscal year ending April 30 2002, the Company's officers and directors had preliminary contacts with representatives of numerous companies concerning the general possibility of a merger or acquisition by an entity like the Company, whose shares are registered under the Securities Exchange Act of 1934. However, none of these preliminary contacts or discussions resulted in any type of agreement

It is anticipated that the Company's officers and directors will continue to initiate contacts with securities broker-dealers and other persons engaged in other aspects of corporate finance to advise them of the Company's existence and and to determine if the companies or businesses they represent have an interest in considering a merger or acquisition with the Company. No assurance can be given that the Company will be successful in finding or acquiring a desirable business opoortunity, given the limited funds that expected to be available for acquisitions, or that any acquisition that occurs will be on terms that are favorable to the Company or its stockholders.

No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available for acquisitions. The Company's search will continue to be directed toward enterprises which have a desire to be become a public corporation and which have a business plan designed to allow them to take advantage of opportunities available to public entities. This includes entities which have been recently organized, with no operating history, or a history of losses attributable to under-capitalization or other factors, entities in need of funds to develop a new product or service or to expand into a new market, entities which desire to use their securities to make acquisitions, and entities which have a combination of these characteristics.

In searching for investment opportunities, the Company is not restricted to any particular geographical area or industry. Therefore, subject to economic conditions, limitations on its ability to locate available business opportunities, and other factors, the Company has substantial discretion in selecting an appropriate business opportunity.

In connection with any acquisition, it is highly likely that an amount of stock constituting control of the Company would be issued by the Company or purchased from the Company's current principal shareholders by the target entity or its controlling shareholders.


Other Entities
The officers, directors and principal shareholders of the Company are also the officers, directors and principal shareholders of several other blind pool or blank check corporations. Each of these other corporations has the same business plan as the Company.

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

(b) Competetive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;


(c) Strength and diversity of existing management, or management prospects that are scheduled for recruitment;

(d)        Capital requirements and anticipated
           availability of required funds, to be provided from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

(e) The Company's perception of how any particular business opportunity will be received by the investment community and by the Company's stockholders;

(f)        The availability of audited financial
           statements for the business opportunity; and

(g) Whether, following the business combination, the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future of becoming sufficient to enable the securities of the Company to qualify for listing on an exchange or on a national automated securities quotation system, such as NASDAQ (V) so as topermit the trading of such securites to be exempt from the requirements of Rule 15c2-6 recentlyadopted by the Securities and Exchange Commission. See "Risk Factors-The Company-Regulation of Penny Stocks."

(h) The cost of participation by the Company as compared to the perceived tangible and intangible values and potential;

(i)        The extent at which the business can be advanced;

(j) The accessibility of required management expertise , personnel, raw materials, services, professional assistance and other required items;

In regard to criterion g, the current standards for the NASDAQ Small
Cap listing include, among other things, the requirements that the issuer of the securities that are sought to be listed have stockholders' equity of at least $5,000,000, or a market capitalization of at least $50,000,000, or net income in its latest fiscal year of not less than $750,000. Many, and perhaps most, of the business opportunities that might be potential candidates for a combination with the Company would not satisfy the NASDAQ Small Cap listing criteria. To the extent that the Company seeks potential NASDAQ listing, therfore, the range of business opportunities that are available for evaluation and potential acquisition by the Company would be significantly limited.




No one of the factors described above will be controlling in the selection of a business opportunity, and management will attempt to analyze all factors appropriate to the opportunity and make a determination based upon reasonable investigative measures and available data. Potential investors must recognize that, because of the Company's limited capital available for investigation and management's limited experience in business analysis, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired. The Company is unable to predict when it may participate in a business opportunity and it has not established any deadline for completion of a transaction. It expects, however, that the process of seeking candidates, analysis of specific proposals and the selection of a business opportunity may require several additional months or more.

Prior to making a decision to participate in a business opportunity , the Company will generally request that it be provided with written materials regarding the business opportunity containing such items as a description of product, service and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or services marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements ; audited financial statements or an indication that audited statements will be available within sixty (60) days following completion of a merger transaction; and other information deemed relevant.

As part of the Company's investigation, the Company's executive officers and directors may meet personally with management and key personnel, may visit and inspect material facilites, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise.

Company management believes that various types of potential merger or acquisition candidates might find a business combination with the Company to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current shareholders, acquisition candidates which have long-term plans for raising equity capital through the public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process. Acquisition candidates which have a need for an immediate cash infusion are not likely to find a potential business combination with the Company to be an attractive alternative.


Form of Acquisition
It is impossible to predict the manner in which the Company may participate in a business opportunity. Specific business opportunities will be reviewed as well as the respective needs and desires of the Company and the promoters of the opportunity and, upon the basis of that review and the relative negotiating strength of the Company and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. The Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of the Company with other corporations or forms of business organization. In addition, the present management and stockholders of the Company most likely will not have control of a majority of the voting shares of the Company following a reorganization transaction. As part of such a transaction, the Company's directors may resign and new directors may be appointed without any vote by stockholders.


It is likely that the Company will acquire its participation in a business opportunity through the issuance of Common Stock or other securities of the Company. In order to acquire 80% or more of the outstanding stock of a business to be acquired, it is likely that the Company would be required to issue a substantial number of shares. This could result in substantial additional dilution in the equity of those who were stockholders of the Company prior to such reorganization. Any such issuance of additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in the Company by the current officers, directors and principal shareholders. (See "Description of Business - General").

It is anticipated that any securities issued in any reorganization would be issued in reliance upon exemptions, if any are available, from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated, or under certain conditions at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market that might develop in the Company's securities may have a depressive effect upon such market.

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

As a general matter, the Company anticipates that it will enter into a letter of intent with management, principles or owners of prospective business opportunity prior to signing a binding agreement. Such a letter of intent will set forth the terms of the proposed acquisition but will not bind either the Company or the business opportunity to consummate the transaction. Execution of a letter of intent will by no means indicate that consummation of an acquisition is probable.
Neither the Company nor the business opportunity will be bound to consummate the acquisition unless and until a definitive agreement concerning the acquisition as described in the preceding paragraph is executed. Even after a definitive agreement is executed, it is possible that the acquisition would not be consummated should either party elect to exercise any right provided in the agreement to terminate it on specified grounds.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and executionof relevant agreements, disclosure documents and other instruments will require substantial management time and attention and sugstantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Moreover, because many providers of goods and services require compensation at the time or soon after the goods and services are provided, the inability of the Company to pay until an indeterminate future time may make it impossible to procure goods and services.


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


ITEM 3.        LEGAL PROCEEDINGS.
The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated. No director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than five percent (5%) of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.



ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended April 30, 2002.


PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS The Company's securities are currently held of record by a total of approximately 116 persons.

No dividends have been declared or paid on the Company's securities, and it is not anticipated that any dividends will be declared or paid in the foreseeable future.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION Certain statements in this report, including statements in the following discussion which are not statements of historical fact, are what are known as "forward looking statements," which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as "plans," "intends," "will," "hopes," "seeks," "anticipates," "expects "and the like often identify such forward looking statements, but are not the only indication that a statement is a forward-looking statement. Such forward looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. Numerous factors and future events could cause the Company to change such plans and objectives or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10KSB and in the Company's other filings with the Securities and Exchange Commission. No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results.

Liquidity and Capital Resources
As of April 30, 2002 the Company remains in the development stage. For the fiscal year ended April 30, 2002 the Company's balance sheet reflects current asset and total assets of $1,268 (cash and cash equivalents) and total current liabilities of $7,639.

Results of Operations

At the time of its incorporation, the Company received cash proceeds of $10,000 from the sale of shares, and also issued shares for services valued at $1,935. It has subsequently received additional cash investments from its principal shareholders totalling $5,900, and for financial statement purposes, has accrued a total of $2,400 as additional paid-in capital representing the value of office space use provided to the Company at no charge by an officer and director.

During the period from inception to April 30, 2002, the Company has engaged in no significant operations other than organizational activities, acquisition of capital, preparation and filing of the registration of its securities under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements, and efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

For the fiscal year ending April 30, 2003, the Company anticipates incurring a loss as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues. It may also continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.


Plan of Operations
For the fiscal year ending April 30, 2002 the Company's plan of operations is to continue seek, investigate, and, if warranted, acquire one or more properties or businesses.

From the date of filing of its registration statement under the Securities Exchange Act of 1934 (June 17, 1998) until the end of the second quarter of its April 2002 fiscal year, the Company filed all required periodic reports under the Securities Exchange Act of 1934. After completing the filing of the report on Form 10QSB for the period ended October 31, 2001, the Company ceased filing reports in order to avoid incurring additional legal and accounting expenses.

After the second quarter of its April 2002 fiscal year, the Company remained dormant for the remainder of 2002, 2003, 2004, and 2005 fiscal years. The Company incurred only minimal expenses for legal and accounting fees as well as state registration fees during the period it remained dormant. In June 2005 the Company began to take steps (starting with April 2002 10-K) to file all delinquent reports and to once again become current in its compliance with the Securities and Exchange Act of 1934. Accumulated legal and professional fees attributable to the catch-up filings with the Securities and Exchange Commission were paid by the Company's president in June 2005 in the approximate amount of $10,000. The balance of these payments, net of a cash reimbursement of $1,268, was subsequently contributed to capital by the Company's President.


Need for Additional Financing
In order to proceed with its plans for next year the Company will require additional capital in order to meet its cash needs. These include rent and administrative expenses along with any costs the Company may incur in seeking a business opportunity.

No specific commitments to provide additional funds have been made by management or other stockholders, and the Company has no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate. Accourdingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses. Notwithstanding the foregoing, to the extent that additional funds are required, the Company anticipates receiving such funds in the form of advancements from current shareholders without issuance of additional shares or other securiies, or through the private placement of resticted secrities rather than through a public offering.

The Company may also seek to compensate providers of services by issuances of stock in lieu of cash. For information as to the Company's policy in regard to payment for consulting services, see "Certain
Relationships and Transactions."


ITEM 7.        FINANCIAL STATEMENTS.
See the following pages.




SUNBURST ACQUISITIONS III, INC.
(A Development Stage Company)
Report of Independent Registered Public Accounting Firm       F-1
Balance Sheet                                                 F-2
Statements of Operations                                      F-3
Statement of Stockholders' Equity (Deficit)                   F-4
Statement of Stockholders' Equity (Deficit)                   F-5
Statements of Cash Flows                                      F-6
Notes to Financial Statements                                 F-7



<Letterhead of Independent Registered Public Accounting Firm>

                                                    Larry O'Donnell, CPA, P.C.
                                                      Telephone (303) 745-4545
                                              2228 South Fraser Street, Unit 1
                                                        Aurora, Colorado 80014



           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Sunburst Acquisition V, Inc.

I have audited the accompanying balance sheet of Sunburst Acquisition
V, Inc. as of April 30, 2002, and the related statements of operations, changes in stockholders' equity and cash flows for the year then ended and for the period from inception April 30, 1998 to April 30, 2002. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits. The financial statements of Sunburst Acquisition V, Inc. for the period from April 30, 1998 (Date of Inception) to April 30, 2001, were audited by other auditors whose report dated
July 20, 2001, expressed an unqualified opinion on those statements.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunburst Acquisition V, Inc. as of April 30, 2002, and the results of its operations and its cash flows for the year then ended and for the period from inception April 30, 1998 to April 30, 2002, in conformity with generally accepted accounting principles in the United States of America.


Larry O'Donnell, CPA, P.C.
_______________
                                     F-1



                         Sunburst Acquisitions V, Inc.
                        (A Development Stage Company)
                                 BALANCE SHEET
                                April 30, 2002

ASSETS

CURRENT ASSETS
Cash and cash equivalents                                       $     1,268

                                                                  ---------
Total current assets                                                  1,268
                                                                  ---------


TOTAL ASSETS                                                     $    1,268
                                                                  =========


LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable                                                   $ 2,175
Accounts payable - related party                                     5,464
                                                                  ---------
Total current liabilities                                            7,639

STOCKHOLDERS' DEFICIT
Preferred stock, no par value; 20,000,000 shares
authorized; No shares issued and outstanding                             -
Common stock, no par value; 100,000,000
shares authorized; 2,135,000 shares issued and
outstanding                                                         11,935
Additional paid-in capital                                           8,300
Common stock subscribed                                                  -
Deficit accumulated during the development stage                   (26,606)
                                                                  ---------
Total stockholders' deficit                                         (6,371)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                     $    1,268
                                                                  =========

The accompanying notes are an integral part of the financial statements.
                                      F-2



                       Sunburst Acquisitions V, Inc.
                        (A Development Stage Company)
                          STATEMENTS OF OPERATIONS

                                  For the period
                                  from inception    For the year  For the year
                                  (April 30, 1998)  ended         ended
                                  To April 30       April 30,     April 30,
                                  2002              2002          2001

REVENUES                                  $     -        $      -      $      -

EXPENSES
Amortization                                  300               -             -
Bank Fees                                      34               -            13
Consulting Fees                             1,935               -             -
General Office                                644               -           252
Legal Fees                                  7,862           1,824         1,554
Professional Fees                          10,126           2,641         2,729
Rent                                        2,400             600           600
Transfer agent                              3,305           1,585           150
                                        ---------          ------         -----
Total expenses                             26,606           6,650         5,298
                                        ---------       ---------      --------
NET LOSS                                  (26,606)         (6,650)       (5,298)

Accumulated deficit
Balance, beginning
of period                                       -         (19,956)      (14,658)
                                        ---------       ----------    ---------
Balance, end of
Period                               $    (26,606)  $     (26,606) $    (19,956)
                                        =========       ==========    =========


NET LOSS PER SHARE                       $   (NIL)          $ (NIL)      $ (NIL)
                                        =========       ==========    =========

WEIGHTED AVERAGE
NUMBER OF
SHARES OF COMMON
STOCK
AND COMMON STOCK
EQUIVALENTS
OUTSTANDING                             2,135,000        2,135,000    2,135,000
                                        =========       ==========    =========

The accompanying notes are an integral part of the financial statements.
                                      F-3


                       Sunburst Acquisitions V, Inc.
                        (A Development Stage Company)
                STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                           Deficit
                                  Preferred stock       Common stock                       accumulated   Total
                                 ------------------    ------------------      Additional  during the    stock-
                               Number of              Number of                paid-in     developments  holders
                               shares        Amount   shares        Amount     capital     stage         equity
                              ----------   --------   ----------   --------   -----------  ------------  ------

Preferred stock issued for
   cash, April 30, 1998 at $0.10
   per share                     100,000  $  10,000            -         -              -             -  $10,000

Common stock issued for services,
   April 30, 1998, at $0.001
   per share                           -          -    1,935,000     1,935              -             -    1,935

Net loss for the period ended
   April 30, 1998                      -          -            -         -              -       (1,935)   (1,935)
                                --------   --------    ---------   -------      ---------     --------   -------

Balance, April 30, 1998          100,000     10,000    1,935,000     1,935              -       (1,935)   10,000

Rent at No Charge                      -          -            -                      600             -      600

Net loss for the year ended
   April 30, 1999                      -          -            -         -              -       (7,461)   (7,461)
                                --------   --------    ---------   -------      ---------     --------   -------

Balance, April 30, 1999         100,000      10,000    1,935,000     1,935            600       (9,396)    3,139

Rent at no charge                      -          -            -         -            600             -      600

Contribution by Stockholder            -          -            -         -          3,400             -    3,400

Conversion of Preferred Stock   (100,000)   (10,000)     200,000    10,000              -             -        -

Net loss for the year ended
   April 30, 2000                      -          -            -         -              -       (5,262)   (5,262)
                                --------   --------    ---------   -------      ---------     --------   -------

Balance, April 30, 2000                -          -    2,135,000    11,935          4,600      (14,658)    1,877

Rent at no charge                      -          -            -         -            600             -      600

Contribution by Stockholder            -          -            -         -          2,500             -    2,500

Net loss for the year ended
   April 30, 2001                      -          -            -         -              -       (5,298)   (5,298)
                                --------   --------    ---------   -------      ---------     --------   -------

Balance, August 31, 2001               -          -    2,135,000    11,935          7,700      (19,956)     (321)

Rent at no charge                      -          -            -         -            600             -      600

Net loss for the year ended
   April 30, 2002                      -          -            -         -              -       (6,650)   (6,650)
                                --------   --------    ---------   -------      ---------     --------   -------

Balance, April 30, 2002                                2,135,000    11,935          8,300      (26,606)   (6,371)
                                ========   ========    =========   =======      =========     ========   =======

					F-4


                                      Deficit


 The accompanying notes are an integral part of the financial statements.
                                      F-5



                       Sunburst Acquisitions V, Inc.
                        (A Development Stage Company)
                          STATEMENTS OF CASH FLOWS

                                  For the period
                                  from inception    For the year  For the year
                                  (April 30, 1998)  ended         ended
                                  To April 30       April 30,     April 30,
                                  2002              2002          2001
CASH FLOWS FROM OPERATING
ACTIVITIES
Net loss                          $    (26,606)       $  (6,650)      $  (5,298)
Adjustments to reconcile
net loss to net cash flows
from operating activities:
  Amortization                             300                -               -
  Rent expense                           2,400              600             600
  Stock issued for consulting fees       1,935                -               -
  Increase (decrease) in
    accounts payable                     2,175             (914)          3,083
  Increase in A/P Related Party          5,464            5,464               -
                                    ----------         --------          -------
Net cash flows from operating
activities                             (14,332)          (1,500)         (1,615)

CASH FLOWS FROM INVESTING
ACTIVITIES
Increase in organization costs            (300)               -               -
                                    ----------         --------          ------
Net cash flows from investing
activities                                (300)               -               -

CASH FLOWS FROM FINANCING
ACTIVITIES
Issuance of preferred stock             10,000               -                -
Cash contributed by shareholder          5,900               -            2,500
                                    ----------         --------          ------
Net cash flows from financing
activities                              15,900               -            2,500
                                    ----------         --------          ------
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                     1,268           (1,500)            885

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD                         -             2,768           1,883
                                    ----------         --------          ------
CASH AND CASH EQUIVALENTS,
END OF PERIOD                      $     1,268         $  1,268          $2,768
                                     =========         ========          =======

The accompanying notes are an integral part of the financial statements.
                                      F-6


                       Sunburst Acquisitions V, Inc.
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS
                              April 30, 2002

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

Loss per Share
Loss per share was computed using the weighted average number of shares of common stock outstanding during the period.

Organization Costs
Costs to incorporate the Company were originally capitalized to be amortized over a sixty-month period. With the adoption of SOP 98-5, these costs were written off to operations.

Financial Instruments
Unless otherwise indicated, the fair value of all reported assets and liabilities which represents financial instruments (none of which are held for trading purposes) approximate the carrying values of such amounts.

Statements of Cash Flows
For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Use of Estimates
The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that effect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

Consideration of Other Comprehensive Income Items
SFAF 130 - Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the year ended April 30, 2002 the Company's financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

Stock Basis
Shares of common stock issued for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in exchange.


2.        Stockholders' Equity
As of April 30, 2002, 2,135,000 shares of the Company's no par value common stock had been issued for consulting services provided. Of these, 1,935,000 had been issued for consulting services provided. The services were converted to sharres at $0.001 per share. The remaining 200,000 shares were from the conversion of 100,000 shares of Series A preferred stock.

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

3.        Related Party Transactions
As of the date hereof, Jay Lutsky is the sole officer and director of the Company, and owns 843,000 shares of common stock, constituting approximately 39% of the Company's issued and outstanding shares. He is providing office space at no charge to the Company. For purposes of financial statements, the Company is accruing $50 per month as additional paid-in capital for this use.

The Company's Secretary/Treasurer resigned as an officer and director as of September 1, 2000.



4.        Income Taxes
The Company has Federal net operating loss carryforwards of approximately $26,000 expiring during the years 2018 through 2021. The tax benefit of these net operating losses is approximately $3,900 and has been offset by a full allowance for realization. This carryforward may be limited upon the consummation of a business combination under IRC Section 381. For the years ended April 30, 2002 and 2001, the valuation allowance increased by approximately $1,000 and $800, respectively.




ITEM 8.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.


On or about June 1, 2005 the Company dismissed Comiskey & Co., P.C. its auditors effective beginning the fiscal year ending April 30, 2002.


The reports of Comiskey & Co., for the fiscal years ending April 30, 1999, 2000, and 2001 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to any uncertainty, audit scope or accounting principle.

During the Company's fiscal years ended April 30, 1999, 2000 and 2001, and from May 1, 2001 to June 1, 2005, there were no disagreements with Comiskey & Co. P.C. on any matter of accounting principles or practices, financial disclosure, or auditing scope or procedure. There were no reportable events, as described in Item 304(a)(1)(v) of Regulation S-K, during the Company's fiscal years ended April 30, 1999, 2000, 2001 and and from May 1, 2001.


ITEM 8A.         CONTROLS AND PROCEDURES.
The Securities and Exchange Commission defines the term disclosure controls and procedures to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commissions rules and forms. The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms.

Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of April 30, 2002, to provide reasonable assurance of the achievement of these objectives.

There was no change in the Company's internal control over financial reporting during the fiscal year ended April 30, 2002, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The director and executive officer currently serving the Company is as follows:

Name                Age    Positions Held and Tenure

Jay Lutsky          62     President and a Director since April 1998


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


Biographical Information

JAY LUTSKY
Mr. Lutsky has served as President, and as a Director of the Company since its inception. From 1968 to 1974, Mr. Lutsky was employed at United Bank of Denver in various management positions, including Guaranteed Check Manager, Corporate Programs Manager and Executive Lending Officer. >From April 1974 through April 1980, Mr. Lutsky was involved in the publishing and ski promotions business, serving as President of Mountain States Ski Association, a company he helped to start. From August 1983 through September 1985, Mr. Lutsky worked in the positions of General Manager of the SumFun Program, Regional marketing Manager, and Investor Relations Manager for Gold C Enterprises, Inc., a publicly-traded Colorado corporation that published discount coupon books. Since May of 1980, Mr. Lutsky has done business as Dolphin & Associates, a private consulting firm and he has managed his personal investment portfolio.
Mr. Lutsky has served on the board and been president of several public companies. From December 1986 through May, 1990, Mr. Lutsky served as president of Eagle Venture Acquisitions, Inc. ("Eagle"). Eagle merged with Network Financial Services, Inc. ("Network") in May 1990. Mr. Lutsky continued on the board of Network which traded on the NASDAQ system until December, 1993. Mr. Lutsky was a vice-president and served on the board of Starlight Acquisitions, Inc. ("Starlight"), a blank check offering. Starlight merged with Toucan Gold Corporation ("Toucan"), TUGO-Bulletin Board, on May 10, 1996. Mr. Lutsky now serves as an advisor to the current board of directors of Toucan. Until November, 1997, Mr. Lutsky was an officer and served on the board of directors of Gatwick, Ltd., a Regulation A public company. In November, 1997, Gatwick, Ltd., changed its name to AIM Smart Corporation and completed a share acquisition transaction with Smart AIM Corporation, a Michigan corporation. Mr. Lutsky also currently serves on the board of directors of Sunburst Acquisitions III, Inc., Sunburst Acquisitions VII, Inc. and Sunburst Acquisitions VIII, Inc., all of which are blind pool or blank check companies.

He earned a Bachelor of Science degree from Kent State University in 1967.


Audit Committee.
As of the date of this Annual Report, we have not appointed members to an audit committee and, therefore, the respective role of an audit committee has been conducted by our Board of Directors. When established, the audit committee's primary function will be to provide advice with respect to our financial matters and to assist the Board of Directors in fulfilling oversight responsibilities regarding finance, accounting, tax and legal compliance. The audit committee''s primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as compliance with laws and regulations; (iv) oversee management''s establishment and enforcement of financial policies and business practices; and (v) provide and open avenue of communication among the independent accountants, management and the board of directors.

Our Board of Directors has considered whether the regulatory provision of non-audit service is compatible with maintaining the principal independent accountant's independence.

Code of Ethics
The Company has not yet adopted a code of ethics which applies to the chief executive officer, or principal financial and accounting officer or controller, or persons performing similar functions. The Company is a "blind pool" or "blank check" company whose shares are not yet trading. Compliance With Section 16(a) of the Exchange Act.

The Company's officers and directors plan to file an Annual Statement of Changes in Beneficial Ownership.


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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The following table sets forth, as of the end of the Company's fiscal year ended April 30, 2002, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5.0% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

Name and Address                 Number of Shares Owned   Percent of Class
                                 Beneficially             Owned
Michael R. Quinn
2082 Cherry Street
Denver, Colorado 80207            841,000                   39.39%


Jay Lutsky (1)
4807 S. Zang Way
Morrison, CO 80465                843,000                   39.48%


All directors and
executive
officers (1 person)               843,000                   39.48%


(1) The person listed is an officer, a director, or both, of the Company.


ITEM 12.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
No officer, director, promoter, affiliate or beneficial owner of the Company has, has had, or proposes to have, any direct or indirect material interest in any asset proposed to be acquired by the Company through security holdings, contracts, options, or otherwise.
The Company has adopted a policy under which any consulting or finder's fee that may be paid to a third party for consulting services to assist management in evaluating a prospective business opportunity would be paid in stock rather than in cash. Any such issuance of stock would be made on an ad hoc basis. Accordingly, the Company is unable to predict whether, or in what amount, such stock issuance might be made.

It is not currently anticipated that any salary, consulting fee, or finder's fee shall be paid to any of the Company's directors or executive officers, or to any other affiliate of the Company except as described under "Executive Compensation" above.

Although management has no current plans to cause the Company to do so, it is possible that the Company may enter into an agreement with an acquisition candidate requiring the sale of all or a portion of the Common Stock held by the Company's current stockholders to the acquisition candidate or principals thereof, or to other individual or business entities, or requiring some other form of payment to the Company's current stockholders, or requiring the future employment of specified officers and payment of salaries to them. It is more likely than not that any sale of securities by the Company's current stockholders to an acquisition candidate would be at a price substantially higher than that originally paid by such stockholders. Any payment to current stockholders in the context of an acquisition involving the Company would be determined entirely by the largely unforeseeable terms of a future agreement with an unidentified business entity.


ITEM 13.        EXHIBITS AND REPORTS ON FORM 8-K.

(a) The Exhibits listed below are filed as part of this Annual Report.

           3.1 Articles of Incorporation (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on June 17,
                      1998).

           3.2        Bylaws (incorporated by reference from
                      Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on June 17, 1998).

          31.1        Certification pursuant to Rule 13a-14(a) or
                      15d-14(a) under the Securities Exchange Act of 1934, as amended.

          32.1        Certification pursuant to 18 U.S.C. Section
                      1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.


(b) No reports on Form 8-K were filed by the Company during the last quarter of its fiscal year ending April 30, 2002.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit Fees
The aggregate audit and audit related fees billed by Larry O'Donnell, CPA, P.C. for audit of the Company's annual financial statements and for review of the Company's quarterly financial statements filed on Form 10-QSB were $ 0 for the fiscal year ended April 30, 2002. For the year ended April 30, 2001, Comiskey & Company P.C. billed the Company a total of $2,500 for the audit of April 30, 2001 and the review of interim periods.

Tax Fees
The aggregate fees billed by Larry O'Donnell, CPA, P.C. for tax compliance, advice and planning were $ 0 for the fiscal year ended April 30, 2002, and $0 for the fiscal year ended April 30, 2002.

All Other Fees
Larry O'Donnell, CPA, P.C. did not bill the Company for any products and services other than the foregoing during the fiscal years ended April 30, 2002.



SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



SUNBURST ACQUISITIONS V, INC.


By: /S/ JAY LUTSKY
Jay Lutsky (Principal Executive Officer and Director)
Date: July 28, 2005