Form 10KSB
period 2004-04-30
SUNBURST ACQUISITIONS V INC
filed 2005-07-29
CIK 1063489

UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549

                                       Form 10-KSB

X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
  OF 1934
                     For the fiscal year ended April 30, 2004

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

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [ ]Yes [ ] No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 30, 2004, the Company had 2,135,000 shares outstanding.


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

CURRENT BUSINESS ACQUISITION ACTIVITIES
As of the end of its fiscal year April 30, 2004, the Company had not identified a business opportunity that it planned to pursue, nor had the Company reached any agreement or definitive understanding with any person concerning an acquisition. During the fiscal year ending April 30 2004, the Company's officers and directors had preliminary contacts with representatives of numerous companies concerning the general possibility of a merger or acquisition by an entity like the Company, whose shares are registered under the Securities Exchange Act of 1934. However, none of these preliminary contacts or discussions resulted in any type of agreement

It is anticipated that the Company's officer and director will continue to initiate contacts with securities broker-dealers and other persons engaged in other aspects of corporate finance to advise them of the Company's existence and and to determine if the companies or businesses they represent have an interest in considering a merger or acquisition with the Company. No assurance can be given that the Company will be successful in finding or acquiring a desirable business opoortunity, given the limited funds that expected to be available for acquisitions, or that any acquisition that occurs will be on terms that are favorable to the Company or its stockholders.

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



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended
April 30, 2004.


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

Liquidity and Capital Resources
As of April 30, 2004 the Company remains in the development stage. For the fiscal year ended April 30, 2004 the Company's balance sheet reflects current asset and total assets of $1,268 (cash and cash equivalents) ,and total current liabilities of $10,139.

Results of Operations

At the time of its incorporation, the Company received cash proceeds of $10,000 from the sale of shares, and also issued shares for services valued at $1,935. It has subsequently received additional cash investments from its principal shareholders totalling $5,900, and for financial statement purposes, has accrued a total of $3,600 as additional paid-in capital representing the value of office space use provided to the Company at no charge by an officer and director.

During the period from inception to April 30, 2004, the Company has engaged in no significant operations other than organizational activities, acquisition of capital, preparation and filing of the registration of its securities under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements, and efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

For the fiscal year ending April 30, 2004, the Company anticipates incurring a loss as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues. It may also continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.


Plan of Operations
For the fiscal year ending April 30, 2004 the Company's plan of operations is to continue seek, investigate, and, if warranted, acquire one or more properties or businesses.

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



<Letterhead of Independent Registered Public Accounting Firm>

                                                    Larry O'Donnell, CPA, P.C.
                                                      Telephone (303) 745-4545
                                              2228 South Fraser Street, Unit 1
                                                        Aurora, Colorado 80014



           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Sunburst Acquisition V, Inc.

I have audited the accompanying balance sheet of Sunburst Acquisition V, Inc. as of April 30, 2004, and the related statements of operations, changes in stockholders' equity and cash flows for each of the two years then ended and for the period from inception (April 30, 1998) to April 30, 2004. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunburst Acquisition V, Inc. as of April 30, 2004, and the results of its operations and its cash flows for the year then ended and for the period from inception April 30, 1998 to April 30, 2004, in conformity with generally accepted accounting principles in the United States of America.


Larry O'Donnell, CPA, P.C.
_______________
                                     F-1



                         Sunburst Acquisitions V, Inc.
                        (A Development Stage Company)
                                 BALANCE SHEET
                                April 31, 2004

ASSETS

CURRENT ASSETS
Cash and cash equivalents                                       $     1,268

                                                                  ---------
Total current assets                                                  1,268
                                                                  ---------


TOTAL ASSETS                                                     $    1,268
                                                                  =========


LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable                                                   $ 4,085
Accounts payable - related party                                     6,054
                                                                  ---------
Total current liabilities                                           10,139

STOCKHOLDERS' DEFICIT
Preferred stock, no par value; 20,000,000 shares
authorized; No shares issued and outstanding                             -
Common stock, no par value; 100,000,000
shares authorized; 2,135,000 shares issued and
outstanding                                                         11,935
Additional paid-in capital                                           8,900
Deficit accumulated during the development stage                   (30,306)
                                                                  ---------
Total stockholders' deficit                                         (8,871)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                     $    1,268
                                                                  =========

The accompanying notes are an integral part of the financial statements.
                                      F-2



                       Sunburst Acquisitions V, Inc.
                        (A Development Stage Company)
                          STATEMENTS OF OPERATIONS

                                  For the period
                                  from inception    For the year  For the year
                                  (April 30, 1998)  ended         ended
                                  To April 30       April 30,     April 30,
                                  2004              2004          2003

REVENUES                                  $     -        $      -      $      -

EXPENSES
Amortization                                  300               -             -
Bank Fees                                      34               -             -
Consulting Fees                             1,935               -             -
General Office                                644               -             -
Legal Fees                                  7,862               -             -
Professional Fees                          10,126               -             -
Rent                                        3,600             600           600
Transfer agent                              5.805           1,250         1,250
                                        ---------          ------         -----
Total expenses                             30,306           1,850         1,850
                                        ---------       ---------      --------
NET LOSS                                  (30,306)         (1,850)       (1,850)

Accumulated deficit
Balance, beginning
of period                                       -         (28,456)      (26,606)
                                        ---------       ----------    ---------
Balance, end of
Period                               $    (30,306)  $     (30,306) $    (28,456)
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
                                        =========       ==========    =========

The accompanying notes are an integral part of the financial statements.
                                      F-3


                       Sunburst Acquisitions V, Inc.
                        (A Development Stage Company)
                STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                           Deficit       Total
                                  Preferred stock       Common stock                       accumulated   stock-
                                 ------------------    ------------------      Additional  during the    holders
                               Number of              Number of                paid-in     developments  equity
                               shares        Amount   shares        Amount     capital     stage         (deficit)
                              ----------   --------   ----------   --------   -----------  ------------  ------

Preferred stock issued for
   cash, April 30, 1998 at $0.10
   per share                     100,000  $  10,000            -         -              -             -  $10,000

Common stock issued for services,
   April 30, 1998, at $0.001
   per share                           -          -    1,935,000     1,935              -             -    1,935

Net loss for the period ended
   April 30, 1998                      -          -            -         -              -       (1,935)   (1,935)
                                --------   --------    ---------   -------      ---------     --------   -------

Balance, April 30, 1998          100,000     10,000    1,935,000     1,935              -       (1,935)   10,000

Rent at No Charge                      -          -            -                      600             -      600

Net loss for the year ended
   April 30, 1999                      -          -            -         -              -       (7,461)   (7,461)
                                --------   --------    ---------   -------      ---------     --------   -------

Balance, April 30, 1999         100,000      10,000    1,935,000     1,935            600       (9,396)    3,139

Rent at no charge                      -          -            -         -            600             -      600

Contribution by Stockholder            -          -            -         -          3,400             -    3,400

Conversion of Preferred Stock   (100,000)   (10,000)     200,000    10,000              -             -        -

Net loss for the year ended
   April 30, 2000                      -          -            -         -              -       (5,262)   (5,262)
                                --------   --------    ---------   -------      ---------     --------   -------

Balance, April 30, 2000                -          -    2,135,000    11,935          4,600      (14,658)    1,877

Rent at no charge                      -          -            -         -            600             -      600

Contribution by Stockholder            -          -            -         -          2,500             -    2,500

Net loss for the year ended
   April 30, 2001                      -          -            -         -              -       (5,298)   (5,298)
                                --------   --------    ---------   -------      ---------     --------   -------

Balance, August 31, 2001               -          -    2,135,000    11,935          7,700      (19,956)     (321)

Rent at no charge                      -          -            -         -            600             -      600

Net loss for the year ended
   April 30, 2002                      -          -            -         -              -       (6,650)   (6,650)
                                --------   --------    ---------   -------      ---------     --------   -------

Balance, April 30, 2002                                2,135,000    11,935          8,300      (26,606)   (6,371)

Rent at no charge                      -          -            -         -            600             -      600

Net loss for the year ended
   April 30, 2003                      -          -            -         -              -       (1,850)   (1,850)
                                --------   --------    ---------   -------      ---------     --------   -------

Balance, April 30, 2003                                2,135,000    11,935          8,900      (28,456)   (7,621)

Rent at no charge                      -          -            -         -            600             -      600

Net loss for the year ended
   April 30, 2004                      -          -            -         -              -       (1,850)   (1,850)
                                --------   --------    ---------   -------      ---------     --------   -------

Balance, April 30, 2004                                2,135,000    11,935          9,500      (30,306)   (8,871)
                                ========   ========    =========   =======      =========     ========   =======

					F-4





 The accompanying notes are an integral part of the financial statements.
                                      F-5



                       Sunburst Acquisitions V, Inc.
                        (A Development Stage Company)
                           STATEMENTS OF CASH FLOWS

                                  For the period
                                  from inception    For the year  For the year
                                  (April 30, 1998)  ended         ended
                                  To April 30       April 30,     April 30,
                                  2004              2004          2003
CASH FLOWS FROM OPERATING
ACTIVITIES
Net loss                          $    (30,306)       $  (1,850)      $  (1,850)
Adjustments to reconcile
net loss to net cash flows
from operating activities:
  Amortization                             300                -               -
  Rent expense                           3,000              600             600
  Stock issued for consulting fees       1,935                -               -
  Increase (decrease) in
    accounts payable                     4,085            1,250           1,250
  Increase in A/P Related Party          6,054                -               -
                                    ----------         --------          -------
Net cash flows from operating
activities                             (14,332)               -               -

CASH FLOWS FROM INVESTING
ACTIVITIES
Increase in organization costs            (300)               -               -
                                    ----------         --------          ------
Net cash flows from investing
activities                                (300)               -               -

CASH FLOWS FROM FINANCING
ACTIVITIES
Issuance of preferred stock             10,000               -                -
Cash contributed by shareholder          5,900               -                -
                                    ----------         --------          ------
Net cash flows from financing
activities                              15,900               -                -
                                    ----------         --------          ------
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                     1,268               -                -

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD                         -             1,268           1,268
                                    ----------         --------          ------
CASH AND CASH EQUIVALENTS,
END OF PERIOD                      $     1,268         $  1,268          $1,268
                                     =========         ========          =======

The accompanying notes are an integral part of the financial statements.
                                      F-6


                       Sunburst Acquisitions V, Inc.
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS
                              April 30, 2004

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

Consideration of Other Comprehensive Income Items
SFAF 130 - Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the year ended April 30, 2004 the Company's financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

Stock Basis
Shares of common stock issued for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in exchange.


2.        Stockholders' Equity
As of April 30, 2004, 2,135,000 shares of the Company's no par value common stock had been issued for consulting services provided. Of these, 1,935,000 had been issued for consulting services provided. The services were converted to sharres at $0.001 per share. The remaining 200,000 shares were from the conversion of 100,000 shares of Series A preferred stock.

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


4.        Income Taxes
The Company has Federal net operating loss carryforwards of approximately $30,300 expiring during the years 2020 and 2024. The tax benefit of these net operating losses is approximately $5,800 and has been offset by a full allowance for realization. This carryforward may be limited upon the consummation of a business combination under IRC Section 381. For the year ended April 30, 2004, the valuation allowance increased by approximately $350.




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

Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of April 30, 2004, to provide reasonable assurance of the achievement of these objectives.

There was no change in the Company's internal control over financial reporting during the fiscal year ended April 30, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The following table sets forth, as of the end of the Company's fiscal year ended April 30, 2004, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5.0% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

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

           3.2        Bylaws (incorporated by reference from
                      Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on June 17, 1998).

          31.1        Certification pursuant to Rule 13a-14(a) or
                      15d-14(a) under the Securities Exchange Act of 1934, as amended.

          32.1        Certification pursuant to 18 U.S.C. Section
                      1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.


(b) No reports on Form 8-K were filed by the Company during the last quarter of its fiscal year ending April 30, 2004.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit Fees
The aggregate audit and audit related fees billed by Larry O'Donnell, CPA, P.C. for audit of the Company's annual financial statements and for review of the Company's quarterly financial statements filed on Form 10-QSB were $ 0 for the fiscal year ended April 30, 2004 and 2003.

Tax Fees
The aggregate fees billed by Larry O'Donnell, CPA, P.C. for tax compliance, advice and planning were $ 0 for the fiscal year ended April 30, 2004 and 2003.

All Other Fees
Larry O'Donnell, CPA, P.C. did not bill the Company for any products and services other than the foregoing during the fiscal years ended April 30, 2004 and 2003.



SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



SUNBURST ACQUISITIONS V, INC.


By: /S/ JAY LUTSKY
Jay Lutsky (Principal Executive Officer and Director)
Date: July 28, 2005