Form 10QSB
period 2004-07-31
SUNBURST ACQUISITIONS V INC
filed 2005-07-29
CIK 1063489

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               Form 10-QSB

(Mark One)
X...Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended July 31, 2004.

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

  Yes _____ No _____

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At 7/31/04 the following shares of common were outstanding: Common Stock, no par value, 2,135,000 shares.

Transitional Small Business Disclosure
Format (Check one):
Yes _____     No __X__

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

       (a) The unaudited financial statements of registrant for the three months ended July 31, 2004 follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                      SUNBURST ACQUISITIONS V, INC.
                      (A Development Stage Company)

                          FINANCIAL STATEMENTS

                             July 31, 2004

                             CONTENTS


     Balance Sheet                                       F-1
     Statements of Operations                            F-2
     Statements of Cash Flows                            F-3
     Notes to Financial Statements                       F-4

                         Sunburst Acquisitions V, Inc.
                         (A Development Stage Company)
                                BALANCE SHEET
                              July 31, 2004



ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                         $   1,268
                                                     ---------

     Total current assets                                1,268
                                                     ---------

     TOTAL ASSETS                                    $   1,268
                                                     =========

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                  $   4,085
   A/P Related Party					 6,054
                                                     ---------

     Total current liabilities                          10,139

STOCKHOLDERS' EQUITY
   Preferred stock, no par value
     20,000,000 shares authorized;
     no shares issued and outstanding                   -
   Common stock, no par value;
     100,000,000 shares authorized;
     2,135,000 shares issued and
     outstanding                                        11,935
   Additional paid-in capital                            9,650
   Deficit accumulated
     during the
     development stage                                 (30,456)
                                                     ---------
                                                        (8,871)
                                                     ---------
     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                        $   1,268
                                                     =========

The accompanying notes are an integral part of the financial statements.
                                 F-1

                         Sunburst Acquisitions V, Inc.
                         (A Development Stage Company)
                           STATEMENTS OF OPERATIONS


                          For the
                          period from
                          inception
                          (April 30,
                          1998) to     For the three months
                          July 31,       ended July 31,
                          2004           2004       2003
                          -----------  ---------  ---------

REVENUES                  $         -  $       -  $       -
                          -----------  ---------  ---------

EXPENSES
  Amortization                    300          -          -
  Bank Service Charge              34          -          -
  Consulting fees               1,935          -          -
  General office                  644          -          -
  Legal fees                    7,862          -          -
  Professional fees            10,126          -          -
  Rent                          3,750        150        150
  Transfer agent                5,805          -          -
                          -----------  ---------  ---------

      Total expense            30,456        150        150
                          -----------  ---------  ---------

NET LOSS                      (30,456)      (150)      (150)

Accumulated deficit
  Balance, Beginning
  of period                         -    (30,306)   (28,456)
                          -----------  ---------  ---------

  Balance,
  end of period           $   (30,456) $ (30,456) $ (28,606)
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
                          ===========  =========  =========

The accompanying notes are an integral part of the financial statements.
                                  F-2

                          Sunburst Acquisitions V, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                              For the period
                              from inception  For the        For the
                              (April 30,      three          three
                              1998) to        months ended   months ended
                              July 31,        July 31,       July 31,
                              2004            2004           2003
                              --------------- -------------  -------------

CASH FLOWS FROM
    OPERATING ACTIVITIES:

  Net Loss                   $       (30,456) $        (150) $        (150)
  Adjustments to reconcile
     net loss to net cash used
     by operating activities:
    Amortization                         300              -              -
    Rent expense                       3,750            150            150
    Stock issued for
     consulting fees                   1,935              -              -
    Increase (decrease) in
     accounts payable                  4,085              -              -
    Increase in A/P
     related party                     6,054              -              -
                              --------------  -------------  -------------

  Net cash used by
   operating activities              (14,332)             -              -

CASH FLOWS FROM
    INVESTING ACTIVITIES

  Increase in organization costs        (300)             -              -
                              --------------  -------------  -------------

  Net cash used by
   investing activities                 (300)             -              -

CASH FLOWS FROM
    FINANCING ACTIVITIES

  Issuance of preferred
   stock                              10,000              -              -
  Cash contributed by
   shareholder                         5,900              -              -
                              --------------  -------------  -------------

  Net cash provided
   financing activities               15,900              -              -
                              --------------  -------------  -------------

  Net increase (decrease)
   in cash and cash
   equivalents                         1,268              -              -

CASH AND CASH EQUIVALENTS,
  Beginning of Period                      -          1,268          1,268
                              --------------  -------------  -------------

CASH AND CASH EQUIVALENTS,
 End of Period                $        1,268  $       1,268 $        1,268
                              ==============  =============  =============

The accompanying notes are an integral part of the financial statements.
                                 F-3

                          Sunburst Acquisitions V, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  July 31, 2004


1.  Management's Representation of Interim Financial Information
    ------------------------------------------------------------

The accompanying financial statements have been prepared by Sunburst Acquisitions V, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments, which, in the Opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at April 30, 2004.

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                PLAN OF OPERATIONS.

Liquidity and Capital Resources

        The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of net proceeds in the amount of $15,900 from its inside capitalization funds.
Consequently, the Company's balance sheet as of July 31, 2004 reflects a current asset value of $1,268 and a total asset value of $1,268 in which there is no change from July 31, 2003.

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

Results of Operations

        During the period from April 30, 1998 (inception) through
July 31, 2004, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

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

        For the quarters ended July 31, 2004 and 2003, the Company showed net losses of $150 and $150, respectively. The loss is unchanged due to the stability of rent expense.

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