Form 10QSB
period 2005-07-31
SUNBURST ACQUISITIONS V INC
filed 2005-08-10
CIK 1063489

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               Form 10-QSB

(Mark One)
X...Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended July 31, 2005.

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

 Yes __x__  No ______

Applicable only to issuers involved in bankruptcy proceedings during the past five years

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

  Yes _____ No _____

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At 7/31/05 the following shares of common were outstanding: Common Stock, no par value, 2,735,000 shares.

Transitional Small Business Disclosure
Format (Check one):
Yes _____     No __X__

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

       (a) The unaudited financial statements of registrant for the three months ended July 31, 2005 follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                      SUNBURST ACQUISITIONS V, INC.
                      (A Development Stage Company)

                          FINANCIAL STATEMENTS

                             July 31, 2005

                             CONTENTS


     Balance Sheet                                       F-1
     Statements of Operations                            F-2
     Statements of Cash Flows                            F-3
     Notes to Financial Statements                       F-4

                         Sunburst Acquisitions V, Inc.
                         (A Development Stage Company)
                                BALANCE SHEET
                                July 31, 2005



ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                         $       -
                                                     ---------

     Total current assets                                    -
                                                     ---------

     TOTAL ASSETS                                    $       -
                                                     =========

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                  $   8,000
   A/P Related Party					     -
                                                     ---------

     Total current liabilities                           8,000

STOCKHOLDERS' EQUITY
   Preferred stock, no par value
     20,000,000 shares authorized;
     no shares issued and outstanding                   -
   Common stock, no par value;
     100,000,000 shares authorized;
     2,735,000 shares issued and
     outstanding                                        12,535
   Additional paid-in capital                           19,147
   Deficit accumulated
     during the
     development stage                                 (39,682)
                                                     ---------
                                                        (8,000)
                                                     ---------
     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                        $       -
                                                     =========

The accompanying notes are an integral part of the financial statements.
                                 F-1

                         Sunburst Acquisitions V, Inc.
                         (A Development Stage Company)
                           STATEMENTS OF OPERATIONS


                          For the
                          period from
                          inception
                          (April 30,
                          1998) to     For the three months
                          July 31,       ended July 31,
                          2005           2005       2004
                          -----------  ---------  ---------

REVENUES                  $         -  $       -  $       -
                          -----------  ---------  ---------

EXPENSES
  Amortization                    300          -          -
  Bank Service Charge              34          -          -
  Consulting fees               2,535        600          -
  General office                  644          -          -
  Legal fees                    7,862          -          -
  Professional fees            18,237      8,111          -
  Rent                          4,350        150        150
  Transfer agent                5,720     (1,485)         -
                          -----------  ---------  ---------

      Total expense            39,682      7,376        150
                          -----------  ---------  ---------

NET LOSS                      (39,682)    (7,376)      (150)

Accumulated deficit
  Balance, Beginning
  of period                         -    (32,306)   (30,306)
                          -----------  ---------  ---------

  Balance,
  end of period           $   (39,682) $ (39,682) $ (30,456)
                          ===========  =========  =========
NET LOSS PER SHARE        $     (0.02) $   (NIL)  $    (NIL)
                          ===========  =========  =========

WEIGHTED AVERAGE NUMBER
  OF SHARES OF COMMON
  STOCK AND COMMON STOCK
  EQUIVALENTS
  OUTSTANDING               2,137,292  2,200,934  2,135,000
                          ===========  =========  =========

The accompanying notes are an integral part of the financial statements.
                                  F-2

                          Sunburst Acquisitions V, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                              For the period
                              from inception  For the        For the
                              (April 30,      three          three
                              1998) to        months ended   months ended
                              July 31,        July 31,       July 31,
                              2005            2005           2004
                              --------------- -------------  -------------

CASH FLOWS FROM
    OPERATING ACTIVITIES:

  Net Loss                   $       (39,682) $     (7,376) $         (150)
  Adjustments to reconcile
     net loss to net cash used
     by operating activities:
    Amortization                         300              -              -
    Rent expense                       4,350            150            150
    Stock issued for
     consulting fees                   2,535            600              -
    Increase (decrease) in
     accounts payable                  8,000          2,515              -
    Increase in A/P
     related party                     4,186         (1,157)             -
                              --------------  -------------  -------------

  Net cash used by
   operating activities              (19,600)        (5,268)             -

CASH FLOWS FROM
    INVESTING ACTIVITIES

  Increase in organization costs        (300)             -              -
                              --------------  -------------  -------------

  Net cash used by
   investing activities                 (300)             -              -

CASH FLOWS FROM
    FINANCING ACTIVITIES

  Issuance of preferred
   stock                              10,000              -              -
  Funding pursuant to
   share purchase                      4,000          4,000              -
  Cash contributed by
   shareholder                         5,900              -              -
                              --------------  -------------  -------------

  Net cash provided
   financing activities               19,900          4,000              -
                              --------------  -------------  -------------

  Net increase (decrease)
   in cash and cash
   equivalents                             -         (1,268)             -

CASH AND CASH EQUIVALENTS,
  Beginning of Period                      -          1,268          1,268
                              --------------  -------------  -------------

CASH AND CASH EQUIVALENTS,
 End of Period                $            -  $           - $        1,268
                              ==============  =============  =============

The accompanying notes are an integral part of the financial statements.
                                 F-3

                          Sunburst Acquisitions V, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  July 31, 2005


1.  Management's Representation of Interim Financial Information
    ------------------------------------------------------------

The accompanying financial statements have been prepared by Sunburst Acquisitions V, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments, which, in the Opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at April 30, 2005.

2.  Settlement of corporate debt obligations

The Company negotiated a reduction in its outstanding balance with its transfer agent of $1,485, and the remaining $4,000 was paid during the quarter ended July 31, 2005. Funding was provided by a potential buyer of the Company's stock (see note 3) and is presented as a contribution to the capital of the Company.

The Company, through an informal agreement with its president, agreed to settle cumulative amounts payable the president for payments made to vendors on behalf of the Company totaling $6,054 for a cash payment to him of $1,157. The unpaid balance owed to the president was forgiven, and was recorded as a contribution to the capital of the Company.

Total accounts payable of $8,000 at July 31, 2005 was settled with a cash payment on August 5, 2005. Such funding was provided by a potential buyer of the Company's stock. See note 3.

3.  Stock Purchase Agreement

On June 21, 2005, Onping Limited, a BVI company, ("Buyer"), Michael R. Quinn, Jay Lutsky, Grant W. Peck, Dean F. Sessions and Gary S. Joiner (hereinafter referred to as "Sellers"), and the Company entered into an agreement by which the Sellers will sell and Buyer will purchase a total of 2,464,000 shares of issued and outstanding common stock of the Company, representing approximately 90% of its currently issued and outstanding common stock.

This agreement contemplated that the Company, which had been delinquent in its filings with the Securities and Exchange Commission, would undertake to prepare and file all interim and annual delinquent filings through April 30, 2005. To this end, the Buyers committed to provide a total of $12,000 in funding to cover the expenses of bringing the filings current. At July 31, 2005, a total of $4,000 had been expended, with the remainder having been disbursed after the end of the quarter.

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                PLAN OF OPERATIONS.

Liquidity and Capital Resources

        The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of net proceeds in the amount of $15,900 from its inside capitalization funds. Consequently, the Company's balance sheet as of July 31, 2005 reflects a current asset value of $0 and a total asset value of $0, as compared with $1,268 for the quarter July 31, 2004. In the quarter ended July 31, 2005, management negotiated a settlement of the outstanding account with the Company's transfer agent, whereby an open balance of $5,485 was settled for $4,000. Prior to the current quarter, the Company's president Mr. Jay Lutsky had paid corporate expenses on behalf of the Company totaling $6,054 cumulatively. In an informal agreement between Mr. Lutsky and the Company, the balance owing for these expenses was satisfied during this quarter in exchange for $1,157 in cash. The remainder of the balance owing to the president was contributed to the capital of the Company.

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

Results of Operations

        During the period from April 30, 1998 (inception) through
July 31, 2005, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

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

        For the quarters ended July 31, 2005 and 2004, the Company showed net losses of $7,376 and $150, respectively. During the July 31, 2005 quarter, management caused the Company to complete and file all of its delinquent periodic filings with the Securities and Exchange Commission, incurring professional fees of $8,110. This amount was offset by a credit for the renegotiation of outstanding transfer agent fees of approximately $1,485.

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

Item 3.         CONTROLS AND PROCEDURES

	  As of the filing date of this report, we carried out an evaluation, under the supervision and with the participation of Jay Lutsky, President, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, Mr. Lutsky concluded that our disclosure controls and procedures are effective in timely alerting management to material information required to be included in our periodic SEC reports. It should be noted that design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Date: August 10, 2005
/s/
Jay Lutsky, President