Form 10QSB
period 2005-10-31
SUNBURST ACQUISITIONS V INC
filed 2005-12-09
CIK 1063489

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               Form 10-QSB

(Mark One)
X...Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended October 31, 2005.

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

P.O. Box No. 25290   Harbour Building Post Office    Hong Kong
-------------------------------------------------------------------
(Address of Principal Office)                              Zip Code

          Issuer's telephone number:    (852) 9654 4021

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

  Yes _____ No _____

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At 11/22/05 the following shares of common were outstanding: Preferred Stock, no par value, 0 shares; Common Stock, no par value, 2,735,000 shares.

Transitional Small Business Disclosure
Format (Check one):
Yes _____     No __X__

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

       (a) The unaudited financial statements of registrant for the three months ended October 31, 2005, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                      SUNBURST ACQUISITIONS V, INC.
                      (A Development Stage Company)

                          FINANCIAL STATEMENTS
                     Quarter Ended October 31, 2005
                               (Unaudited)

                             CONTENTS



     Balance Sheet                                       F-1
     Statements of Operations                            F-2
     Statements of Cash Flows                            F-3
     Notes to Financial Statements                       F-4

                         Sunburst Acquisitions V, Inc.
                         (A Development Stage Company)
                                BALANCE SHEET
                                October 31, 2005
                                 (Unaudited)


ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                         $       -
                                                     ---------

     Total current assets                                    -
                                                     ---------

     TOTAL ASSETS                                    $       -
                                                     =========

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                  $     886
   Shareholder loan                                     11,030
                                                     ---------

     Total current liabilities                          11,916

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock, no par value
     20,000,000 shares authorized;
     0 shares issued and outstanding                         -
   Common stock, no par value;
     100,000,000 shares authorized;
     2,735,000 shares issued and
     outstanding                                        12,535
   Additional paid-in capital                           19,147
   Deficit accumulated
     during the development stage                      (43,598)
                                                     ---------
     Total stockholders' deficit                       (11,916)
                                                     ---------
     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY (DEFICIT)                              $       -
                                                     =========

The accompanying notes are an integral part of the financial statements.
                                   F-1

                         Sunburst Acquisitions V, Inc.
                         (A Development Stage Company)
                           STATEMENTS OF OPERATIONS
                                   (Unaudited)

                     For the
                     period from
                     inception
                     (April 30,
                     1998) to     For the three months  For the six months
                     October 31,   ended October 31,      ended October 31,
                     2005          2005       2004       2005       2004
                     -----------  ---------  ---------  ---------  ---------

REVENUES             $         -  $       -  $       -  $       -  $       -
                     -----------  ---------  ---------  ---------  ---------

EXPENSES
  Amortization               300          -          -          -          -
  Bank service charge         34          -          -          -          -
  Consulting fees          2,535          -          -        600          -
  General office             644          -          -          -          -
  Legal fees              10,560      2,698          -      2,698          -
  Professional fees       18,787        550          -      8,661          -
  Rent                     4,350          -        150        150        300
  Transfer agent           6,388        668          -       (817)         -
                     -----------  ---------  ---------  ---------  ---------

     Total expenses       43,598      3,916        150     11,292        300
                     -----------  ---------  ---------  ---------  ---------

NET LOSS                 (43,598)    (3,916)      (150)   (11,292)      (300)

Accumulated deficit
  Balance, Beginning
  of period                    -    (39,682)   (30,456)   (32,306)   (30,306)
                     -----------  ---------  ---------  ---------  ---------

  Balance,
  end of period      $   (43,598) $ (43,598) $ (30,606) $ (43,598) $ (30,606)
                     ===========  =========  =========  =========  =========
NET LOSS PER SHARE   $     (0.02) $   (NIL)  $    (NIL) $   (NIL)  $    (NIL)
                     ===========  =========  =========  =========  =========

WEIGHTED AVERAGE NUMBER
  OF SHARES OF COMMON
  STOCK AND COMMON STOCK
  EQUIVALENTS
  OUTSTANDING          2,164,113  2,735,000  2,135,000  2,568,696  2,135,000
                     ===========  =========  =========  =========  =========

The accompanying notes are an integral part of the financial statements.
                                  F-2

                          Sunburst Acquisitions V, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                              For the period
                              from inception
                              (April 30,      For the six    For the six
                              1998) to        months ended   months ended
                              October 31,     October 31,    October 31,
                              2005            2005           2004
                              --------------- -------------  -------------

CASH FLOWS FROM
    OPERATING ACTIVITIES:

  Net Loss                   $       (43,598) $     (11,292) $        (300)
  Adjustments to reconcile
     net loss to net cash used
     by operating activities:
    Amortization                         300              -              -
    Rent expense                       4,350            150            300
    Stock issued for
     consulting fees                   2,535            600              -
    Increase (decrease) in
     accounts payable                    886         (4,599)             -
    Decrease in A/P Related
     party                                 -         (6,054)             -
                              --------------  -------------  -------------

  Net cash used by
   operating activities              (35,527)       (21,195)             -

CASH FLOWS FROM
    INVESTING ACTIVITIES

  Increase in organization costs        (300)             -              -
                              --------------  -------------  -------------

  Net cash used by
   investing activities                 (300)             -              -

CASH FLOWS FROM
    FINANCING ACTIVITIES

  Issuance of preferred
   stock                              10,000              -              -
  Shareholder loan                    11,030         11,030              -
  Cash contribution by
   shareholder                         9,900          4,000              -
  Conversion of related
   party debt                          4,897          4,897              -
                              --------------  -------------  -------------

  Net cash provided by
   financing activities               35,827         19,927              -
                              --------------  -------------  -------------

  Net decrease in cash
   and cash equivalents                    -         (1,268)             -

CASH AND CASH EQUIVALENTS,
  Beginning of Period                      -          1,268          1,268
                              --------------  -------------  -------------

CASH AND CASH EQUIVALENTS,
 End of Period                $            -  $           -  $       1,268
                              ==============  =============  =============

The accompanying notes are an integral part of the financial statements.
                                 F-3

                          Sunburst Acquisitions V, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 October 31, 2005
                                   (Unaudited)

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

2.  Change In Control
    -----------------

On August 11, 2005, Onping Limited, a British Virgin Islands corporation, purchased 2,464,000 shares, or approximately 90% of the Company's issued and outstanding common stock pursuant to a Stock Purchase Agreement dated
June 21, 2005. The shares were purchased from five individuals. Upon purchase closing, Jay Lutsky, the Company's sole director and officer, resigned and Terence Ho, the sole shareholder of Onping LTD., and Vivian Szeto were appointed Directors of the Company.

3.  Settlement of Corporate Debt Obligations
    ----------------------------------------

The Company negotiated a reduction in its outstanding balance with its transfer agent of $1,485, and the remaining $4,000 was paid during the quarter ended July 31, 2005. Funding was provided by the buyer of the Company's stock and is presented as a contribution to the capital of the Company.

The Company through an informal agreement with its former president, agreed to settle cumulative amounts payable to the president for payments made to vendors on behalf of the Company totaling $6,054 for a cash payment of $1,157. The unpaid balance owed to the president was converted as a contribution to the capital of the Company.

4.  Shareholder loans
    ------------------

Total accounts payable of $8,000 at July 31, 2005 was settled with a cash payment on August 5, 2005. Also, legal expenses of $2,480 and $550 of professional fees were paid during the quarter. Funding was provided by a shareholder and was recorded as a current liability.

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS


Certain statements contained in this report, including statements concerning the Company's future cash and financing requirements, and other statements contained herein regarding matters that are not historical facts, are forward looking statements; actual results may differ materially from those anticipated.

Change In Control

     On August 11, 2005, Onping Limited, a British Virgin Islands corporation, purchased 2,464,000 shares, or approximately 90% of the Company's issued and outstanding common stock pursuant to a Stock Purchase Agreement dated
June 21, 2005. The shares were purchased from five individuals. Upon purchase closing, Jay Lutsky, the Company's sole director and officer, resigned and Terence Ho, the sole shareholder of Onping LTD., and Vivian
Szeto were appointed Directors of the Company.

Liquidity and Capital Resources

        The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of net proceeds in the amount of $19,900 from its inside capitalization funds. Consequently, the Company's balance sheet for the period ending October 31, 2005 reflects a current asset value of $0 and a total asset value of $0, as compared with $1,268 for the quarter ended October 31, 2004.

     As of April 30, 2005, the Company's then president Mr. Jay Lutsky had paid corporate expenses on behalf of the Company totaling $6,054 cumulatively. In an informal agreement between Mr. Lutsky and the Company, the balance owing for the expenses was satisfied during the first quarter in exchange for $1,157 in cash. The remainder of the balance owing to Mr. Lutsky was contributed to the capital of the Company.

     The Company negotiated a reduction in its outstanding balance with its transfer agent of $1,485, and the remaining $4,000 was paid during the quarter ended July 31, 2005. Funding was provided by the buyer of the Company's stock and is presented as a contribution to the capital of the Company.


Results of Operations

        During the period from April 30, 1998 (inception) through
October 31, 2005, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

        For the current fiscal year, the Company anticipates incurring a loss as a result of expenses associated with registration under the Securities Exchange Act of 1934. For the quarters ended October 31, 2005 and 2004, the Company showed net losses of $3,916 and $150, respectively. For the six month period ending October 31, 2005 and 2004, the Company showed net losses of $11,292 and $300, respectively. During the current fiscal year, management caused the Company to complete and file all of its delinquent filings with the Securities and Exchange Commission.

Plan of Operations

     Since the change in control, the Company's plan for the coming year is to identify and acquire favorable business opportunity. The Company does not plan to limit its options to any particular industry, but will evaluate each opportunity on its merits. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership.

Need for Additional Financing

        The Company believes that its existing capital will not be sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended. Accordingly, the Company has relied on Its existing stockholders to provide with which to fund its due diligence activities.

        No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses.

        The Company might also seek to compensate providers of services by issuances of stock in lieu of cash.

Item 3.         CONTROLS AND PROCEDURES

	  As of the filing date of this report, we carried out an evaluation, under the supervision and with the participation of Terence Ho, Director, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, Mr. Ho concluded that our disclosure controls and procedures are effective in timely alerting management to material information required to be included in our periodic SEC reports. It should be noted that design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurrance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.


PART II

ITEM 1.  LEGAL PROCEEDINGS

	None

ITEM 2.  CHANGES IN SECURITIES

	None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

	None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	None

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

(b)   Reports on Form 8-K

     On August 16, 2005, the Company filed a Current Report on Form 8-K dated August 11, 2005 announcing Changes in Control pursuant to a stock purchase agreement, dated June 21, 2005, where the Onping Limited acquired 2,464,000, approximately 90%, shares of Issued and outstanding common stock.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNBURST ACQUISITIONS V, INC.
(Registrant)

Date:December 8, 2005
/s/ Terence Ho