Form 10QSB
period 2006-01-31
SUNBURST ACQUISITIONS V INC
filed 2006-03-17
CIK 1063489

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               Form 10-QSB

(Mark One)
X...Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended January 31, 2006.

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

 Yes __x___  No _____

Applicable only to issuers involved in bankruptcy proceedings during the past five years

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

  Yes _____ No _____

Applicable only to corporate issuers

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [x] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At 03/06/06 the following shares of common were outstanding: Preferred Stock, no par value, 0 shares; Common Stock, no par value, 2,735,000 shares.

Transitional Small Business Disclosure
Format (Check one):
Yes _____     No __X__

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

       (a) The unaudited financial statements of registrant for the three and months ended January 31, 2006, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                      SUNBURST ACQUISITIONS V, INC.
                      (A Development Stage Company)

                          FINANCIAL STATEMENTS
                            January 31, 2006
                               (Unaudited)

                             CONTENTS



     Balance Sheet                                       F-1
     Statements of Operations                            F-2
     Statements of Cash Flows                            F-3
     Notes to Financial Statements                       F-4

                         Sunburst Acquisitions V, Inc.
                         (A Development Stage Company)
                                BALANCE SHEET
                               January 31, 2006
                                 (Unaudited)


ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                         $       -
                                                     ---------

     Total current assets                                    -
                                                     ---------

     TOTAL ASSETS                                    $       -
                                                     =========

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                  $   2,756
   Shareholder loan                                     11,030
                                                     ---------

     Total current liabilities                          13,786

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock, no par value
     20,000,000 shares authorized;
     0 shares issued and outstanding                         -
   Common stock, no par value;
     100,000,000 shares authorized;
     2,735,000 shares issued and
     outstanding                                        12,535
   Additional paid-in capital                           19,147
   Deficit accumulated
     during the development stage                      (45,468)
                                                     ---------
     Total stockholders' deficit                       (13,786)
                                                     ---------
     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY (DEFICIT)                              $       -
                                                     =========

The accompanying notes are an integral part of the financial statements.
                                   F-1

                         Sunburst Acquisitions V, Inc.
                         (A Development Stage Company)
                           STATEMENTS OF OPERATIONS
                                   (Unaudited)

                     For the
                     period from
                     inception
                     (April 30,
                     1998) to     For the three months  For the nine months
                     January 31,   ended January 31,     ended January 31,
                     2006          2006       2005       2006       2005
                     -----------  ---------  ---------  ---------  ---------

REVENUES             $         -  $       -  $       -  $       -  $       -
                     -----------  ---------  ---------  ---------  ---------

EXPENSES
  Amortization               300          -          -          -          -
  Bank service charge         34          -          -          -          -
  Consulting fees          2,535          -          -        600          -
  General office             644          -          -          -          -
  Legal fees              10,622         62          -      2,760          -
  Professional fees       19,988      1,201          -      9,862          -
  Rent                     4,350          -        150        150        450
  Transfer agent           6,995        607          -       (210)         -
                     -----------  ---------  ---------  ---------  ---------

     Total expenses       45,468      1,870        150     13,162        450
                     -----------  ---------  ---------  ---------  ---------

NET LOSS                 (45,468)    (1,870)      (150)   (13,162)      (450)

Accumulated deficit
  Balance, Beginning
  of period                    -    (43,598)   (30,606)   (32,306)   (30,306)
                     -----------  ---------  ---------  ---------  ---------

  Balance,
  end of period      $   (45,468) $ (45,468) $ (30,756) $ (45,468) $ (30,756)
                     ===========  =========  =========  =========  =========
NET LOSS PER SHARE   $     (0.02) $   (NIL)  $    (NIL) $   (0.01)  $   (NIL)
                     ===========  =========  =========  =========  =========

WEIGHTED AVERAGE NUMBER
  OF SHARES OF COMMON
  STOCK AND COMMON STOCK
  EQUIVALENTS
  OUTSTANDING          2,182,653  2,735,000  2,135,000  2,624,130  2,135,000
                     ===========  =========  =========  =========  =========

The accompanying notes are an integral part of the financial statements.
                                  F-2

                          Sunburst Acquisitions V, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                              For the period
                              from inception
                              (April 30,      For the nine   For the nine
                              1998) to        months ended   months ended
                              January 31,     January 31,    January 31,
                              2006            2006           2005
                              --------------- -------------  -------------

CASH FLOWS FROM
    OPERATING ACTIVITIES:

  Net Loss                   $       (45,468) $     (13,162) $        (450)
  Adjustments to reconcile
     net loss to net cash used
     by operating activities:
    Amortization                         300              -              -
    Rent expense                       4,350            150            450
    Stock issued for
     consulting fees                   2,535            600              -
    Increase (decrease) in
     accounts payable                  2,756         (2,729)             -
    Decrease in A/P Related
     party                                 -         (6,054)             -
                              --------------  -------------  -------------

  Net cash used by
   operating activities              (35,527)       (21,195)             -

CASH FLOWS FROM
    INVESTING ACTIVITIES

  Increase in organization costs        (300)             -              -
                              --------------  -------------  -------------

  Net cash used by
   investing activities                 (300)             -              -

CASH FLOWS FROM
    FINANCING ACTIVITIES

  Issuance of preferred
   stock                              10,000              -              -
  Shareholder loan                    11,030         11,030              -
  Cash contribution by
   shareholder                         9,900          4,000              -
  Conversion of related
   party debt                          4,897          4,897              -
                              --------------  -------------  -------------

  Net cash provided by
   financing activities               35,827         19,927              -
                              --------------  -------------  -------------

  Net decrease in cash
   and cash equivalents                    -         (1,268)             -

CASH AND CASH EQUIVALENTS,
  Beginning of Period                      -          1,268          1,268
                              --------------  -------------  -------------

CASH AND CASH EQUIVALENTS,
 End of Period                $            -  $           -  $       1,268
                              ==============  =============  =============

The accompanying notes are an integral part of the financial statements.
                                 F-3

                          Sunburst Acquisitions V, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 January 31, 2006
                                   (Unaudited)

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

4.  Shareholder loans
    ------------------

Total accounts payable of $8,000 at July 31, 2005 was settled with a cash payment on August 5, 2005. Also, legal expenses of $2,480 and $550 of professional fees were paid during the quarter ended October 31, 2005.
Funding was provided by a shareholder and was recorded as a current liability.

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

Liquidity and Capital Resources

        The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of net proceeds in the amount of $19,900 from its inside capitalization funds. Consequently, the Company's balance sheet for the period ending January 31, 2006 reflects a current asset value of $0 and a total asset value of $0, as compared with $1,268 for the quarter ended January 31, 2005.

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


Results of Operations

        During the period from April 30, 1998 (inception) through
January 31, 2006, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

        For the current fiscal year, the Company anticipates incurring a loss as a result of expenses associated with registration under the Securities Exchange Act of 1934. For the quarters ended January 31, 2006 and 2005, the Company showed net losses of $(1,870) and $(150), respectively. For the nine month period ending January 31, 2006 and 2005, the Company showed net losses of $13,162 and $450, respectively. During the current fiscal year, management caused the Company to complete and file all of its delinquent filings with the Securities and Exchange Commission.

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

Date:March 15, 2006
/s/ Terence Ho