Form 10KSB/A
period 2005-04-30
SUNBURST ACQUISITIONS V INC
filed 2006-09-11
CIK 1063489

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

July 15, 2005
_______________
                                     F-1



                         Sunburst Acquisitions V, Inc.
                        (A Development Stage Company)
                                 BALANCE SHEET
                                April 31, 2005

ASSETS

CURRENT ASSETS
Cash and cash equivalents                                       $     1,268

                                                                  ---------
Total current assets                                                  1,268
                                                                  ---------


TOTAL ASSETS                                                     $    1,268
                                                                  =========


LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable                                                   $ 5,485
Accounts payable - related party                                     6,054
                                                                  ---------
Total current liabilities                                           11,539

STOCKHOLDERS' DEFICIT
Preferred stock, no par value; 20,000,000 shares
authorized; No shares issued and outstanding                             -
Common stock, no par value; 100,000,000
shares authorized; 2,135,000 shares issued and
outstanding                                                         11,935
Additional paid-in capital                                          10,100
Deficit accumulated during the development stage                   (32,306)
                                                                  ---------
Total stockholders' deficit                                        (10,271)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                     $    1,268
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
                                ========   ========    =========   =======      =========     ========   =======

					F-4





 The accompanying notes are an integral part of the financial statements.
                                      F-5



                       Sunburst Acquisitions V, Inc.
                        (A Development Stage Company)
                           STATEMENTS OF CASH FLOWS

                                  For the period
                                  from inception    For the year  For the year
                                  (April 30, 1998)  ended         ended
                                  To April 30       April 30,     April 30,
                                  2005              2005          2004
CASH FLOWS FROM OPERATING
ACTIVITIES
Net loss                          $    (32,306)       $  (2,000)      $  (1,850)
Adjustments to reconcile
net loss to net cash flows
from operating activities:
  Amortization                             300                -               -
  Rent expense                           4,200              600             600
  Stock issued for consulting fees       1,935                -               -
  Increase (decrease) in
    accounts payable                     5,485            1,400           1,250
  Increase in A/P Related Party          6,054                -               -
                                    ----------         --------          -------
Net cash flows from operating
activities                             (14,332)               -               -

CASH FLOWS FROM INVESTING
ACTIVITIES
Increase in organization costs            (300)               -               -
                                    ----------         --------          ------
Net cash flows from investing
activities                                (300)               -               -

CASH FLOWS FROM FINANCING
ACTIVITIES
Issuance of preferred stock             10,000               -                -
Cash contributed by shareholder          5,900               -                -
                                    ----------         --------          ------
Net cash flows from financing
activities                              15,900               -                -
                                    ----------         --------          ------
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                     1,268               -                -

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD                         -             1,268           1,268
                                    ----------         --------          ------
CASH AND CASH EQUIVALENTS,
END OF PERIOD                      $     1,268         $  1,268          $1,268
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

The issuer is not an operating entity. Its sole asset is cash and cash equivalents in an account at a major banking institution. Our controls and procedures provide reasonable assurance as to the reliability of the financial statements and other disclosure included in this report, as well as safeguard its cash assets from unauthorized use or disposition.

Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective.

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