Form 10KSB
period 2006-04-30
SUNBURST ACQUISITIONS V INC
filed 2006-11-01
CIK 1063489

UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549

                                       Form 10-KSB
X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
  OF 1934
                     For the fiscal year ended April 30, 2006

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





     P.O. Box No. 3831        General Post Office         Hong Kong
           (Address of principal executive offices)  (Zip Code)


Issuer's telephone number, including area code: (852) 9654 4021
Securities to be registered under Section 12(b) of the Act:  None


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

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [ ]Yes [ ] No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 30, 2006, the Company had 2,735,000 shares outstanding.


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

Transitional Small Business Disclosure Format (Check one): Yes ____; No
_X__



ITEM 1.        DESCRIPTION OF BUSINESS.

General
The Company was incorporated under the laws of the State of Colorado on April 30, 1998, and is in the early developmental and promotional stages. On August 11, 2005 Onping Limited, a British Virgin Islands Corporation, purchased 2,464,000 or approximately 90% of the issued and outstanding common stock pursuant to the purchase agreement dated June 21, 2005. The shares were purchased from five individuals. Upon purchase closing, Jay Lutsky, the Company's sole director and officer, resigned and Terence Ho, the sole shareholder of Onping LTD., and Vivian Szeto were appointed Directors of the Company.

The Company's business plan continues to be, to seek, investigate, and, if warranted, acquire one or more properties or businesses. Such an acquisition may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. The Company has very limited capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity. The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.

CURRENT BUSINESS ACTIVITIES
As of the end of its fiscal year April 30, 2006, the Company was inactive, and has not commenced operations nor has it acquired any operating business, as contemplated by its original business plan.

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


Administrative Offices
The Company currently maintains a mailing address at P.O.Box No. 3831, General Post Office, Hong Kong. The Company's telephone number there is (852) 9654 4021. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of this mailing address.


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



ITEM 2.         DESCRIPTION OF PROPERTY.
The Company currently maintains a mailing address at P.O.Box No. 3831, General Post Office, Hong Kong. The Company pays no rent for the use of this mailing address. The Company does not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out its plan of operations described herein. The Company's telephone number is (852) 9654 4021.



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



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended
April 30, 2006.


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

Liquidity and Capital Resources
As of April 30, 2006 the Company remains in the development stage. For the fiscal year ended April 30, 2006 the Company's balance sheet reflects current asset and total assets of $0,and total current liabilities of $15,414, representing accounts payable for professional services, in addition to accounts payable to management for reimbursement of ongoing operating costs, including the cost of compliance with securities regulations.

Results of Operations

At the time of its incorporation, the Company received cash proceeds of $10,000 from the sale of shares, and also issued shares for services valued at $1,935. It has subsequently received additional cash investments from its former shareholders totalling $9,900. In addition, $4,897 of related party debt was converted to equity, and for financial statement purposes, the Company has accrued a total of $4,350 as additional paid-in capital representing the value of office space use provided to the Company at no charge by its former director.

During the period from inception to April 30, 2006, the Company has engaged in no significant operations other than organizational activities, acquisition of capital, preparation and filing of the registration of its securities under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements, and efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period. In August 2005, approximately 90% of the Company's common shares were sold by the original founding shareholders, resulting in a change in control of the Company. At the time of the change of control, the Company's current management resigned, to be replaced by management appointed by the new controlling shareholder.

For the fiscal year ending April 30, 2006, the Company anticipates incurring a loss as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues. It may also continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.


Plan of Operations
For the fiscal year ending April 30, 2006 the Company's plan of operations is to continue seek, investigate, and, if warranted, acquire one or more properties or businesses.

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

After the second quarter of its April 2002 fiscal year, the Company remained dormant for the remainder of 2002, 2003, 2004, 2005 and 2006 fiscal years. The Company incurred only minimal expenses for legal and accounting fees as well as state registration fees during the period it remained dormant. In June 2005 the Company began to take steps (starting with April 2002 10-K) to file all delinquent reports and to once again become current in its compliance with the Securities and Exchange Act of 1934. Accumulated legal and professional fees attributable to the catch-up filings with the Securities and Exchange Commission were paid by the Company's former president in June 2005 in the approximate amount of $10,000. The balance of these payments, net of a cash reimbursement of $1,157, was subsequently contributed to capital by the Company's former president.


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



<Letterhead of Independent Registered Public Accounting Firm>

                                           Larry O'Donnell, CPA, P.C.
                                             Telephone (303) 745-4545
                                     2228 South Fraser Street, Unit 1
                                               Aurora, Colorado 80014


      Report of Independent Registered Public Accounting Firm



Board of Directors
Sunburst Acquisition V, Inc.

I have audited the accompanying balance sheet of Sunburst Acquisition V, Inc. as of April 30, 2006, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the two years then ended and for the period from inception April 30, 1998 to April 30, 2006. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audit in accordance with standards of the Public Company
Accounting Oversight Board (United States).   Those standards require that
I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunburst Acquisition V, Inc. as of April 30, 2006, and the results of its operations and their cash flows for each of the two years then ended and for the period from inception April 30, 1998 to April 30, 2006, in conformity with generally accepted accounting principles in the United States of America.


Larry O'Donnell, CPA, P.C.

October 16, 2006


                                     F-1



                         Sunburst Acquisitions V, Inc.
                        (A Development Stage Company)
                                 BALANCE SHEET
                                April 31, 2006

ASSETS

CURRENT ASSETS
Cash and cash equivalents                                       $         -

                                                                  ---------
Total current assets                                                      -
                                                                  ---------


TOTAL ASSETS                                                     $        -
                                                                  =========


LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable                                                     1,628
Accounts payable - related party                                    13,786
                                                                  ---------
Total current liabilities                                         $ 15,414

STOCKHOLDERS' DEFICIT
Preferred stock, no par value; 20,000,000 shares
authorized; No shares issued and outstanding                             -
Common stock, no par value; 100,000,000
shares authorized; 2,735,000 shares issued and
outstanding                                                         12,535
Additional paid-in capital                                          19,147
Deficit accumulated during the development stage                   (47,096)
                                                                  ---------
Total stockholders' deficit                                        (15,414)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                     $        -
                                                                  =========

The accompanying notes are an integral part of the financial statements.
                                      F-2



                       Sunburst Acquisitions V, Inc.
                        (A Development Stage Company)
                          STATEMENTS OF OPERATIONS

                                  For the period
                                  from inception    For the year  For the year
                                  (April 30, 1998)  ended         ended
                                  To April 30       April 30,     April 30,
                                  2006              2006          2005

REVENUES                                  $     -        $      -      $      -

EXPENSES
Amortization                                  300               -             -
Bank Fees                                      34               -             -
Consulting Fees                             2,535             600             -
General Office                                644               -             -
Legal Fees                                 10,622           2,760             -
Professional Fees                          21,391          11,265             -
Rent                                        4,350             150           600
Transfer agent                              7,220              15         1,400
                                        ---------          ------         -----
Total expenses                             47,096          14,790         2,000
                                        ---------       ---------      --------
NET LOSS                                  (47,096)        (14,790)       (2,000)

Accumulated deficit
Balance, beginning
of period                                       -         (32,306)      (30,306)
                                        ---------       ----------    ---------
Balance, end of
Period                               $    (47,096)  $     (47,096) $    (32,306)
                                        =========       ==========    =========


NET LOSS PER SHARE                       $   (NIL)          $ (NIL)      $ (NIL)
                                        =========       ==========    =========

WEIGHTED AVERAGE
NUMBER OF
SHARES OF COMMON
STOCK
AND COMMON STOCK
EQUIVALENTS
OUTSTANDING                             2,199,476        2,651,164    2,135,000
                                        =========       ==========    =========

The accompanying notes are an integral part of the financial statements.
                                      F-3


                       Sunburst Acquisitions V, Inc.
                        (A Development Stage Company)
                STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                           Deficit       Total
                                  Preferred stock       Common stock                       accumulated   stock-
                                 ------------------    ------------------      Additional  during the    holders
                               Number of              Number of                paid-in     developments  equity
                               shares        Amount   shares        Amount     capital     stage         (deficit)
                              ----------   --------   ----------   --------   -----------  ------------  ------

Preferred stock issued for
   cash, April 30, 1998 at $0.10
   per share                     100,000  $  10,000            -         -              -             -  $10,000

Common stock issued for services,
   April 30, 1998, at $0.001
   per share                           -          -    1,935,000     1,935              -             -    1,935

Net loss for the period ended
   April 30, 1998                      -          -            -         -              -       (1,935)   (1,935)
                                --------   --------    ---------   -------      ---------     --------   -------

Balance, April 30, 1998          100,000     10,000    1,935,000     1,935              -       (1,935)   10,000

Rent at No Charge                      -          -            -                      600             -      600

Net loss for the year ended
   April 30, 1999                      -          -            -         -              -       (7,461)   (7,461)
                                --------   --------    ---------   -------      ---------     --------   -------

Balance, April 30, 1999         100,000      10,000    1,935,000     1,935            600       (9,396)    3,139

Rent at no charge                      -          -            -         -            600             -      600

Contribution by Stockholder            -          -            -         -          3,400             -    3,400

Conversion of Preferred Stock   (100,000)   (10,000)     200,000    10,000              -             -        -

Net loss for the year ended
   April 30, 2000                      -          -            -         -              -       (5,262)   (5,262)
                                --------   --------    ---------   -------      ---------     --------   -------

Balance, April 30, 2000                -          -    2,135,000    11,935          4,600      (14,658)    1,877

Rent at no charge                      -          -            -         -            600             -      600

Contribution by Stockholder            -          -            -         -          2,500             -    2,500

Net loss for the year ended
   April 30, 2001                      -          -            -         -              -       (5,298)   (5,298)
                                --------   --------    ---------   -------      ---------     --------   -------

Balance, August 31, 2001               -          -    2,135,000    11,935          7,700      (19,956)     (321)

Rent at no charge                      -          -            -         -            600             -      600

Net loss for the year ended
   April 30, 2002                      -          -            -         -              -       (6,650)   (6,650)
                                --------   --------    ---------   -------      ---------     --------   -------

Balance, April 30, 2002                                2,135,000    11,935          8,300      (26,606)   (6,371)

Rent at no charge                      -          -            -         -            600             -      600

Net loss for the year ended
   April 30, 2003                      -          -            -         -              -       (1,850)   (1,850)
                                --------   --------    ---------   -------      ---------     --------   -------

Balance, April 30, 2003                                2,135,000    11,935          8,900      (28,456)   (7,621)

Rent at no charge                      -          -            -         -            600             -      600

Net loss for the year ended
   April 30, 2004                      -          -            -         -              -       (1,850)   (1,850)
                                --------   --------    ---------   -------      ---------     --------   -------

Balance, April 30, 2004                                2,135,000    11,935          9,500      (30,306)   (8,871)

Rent at no charge                      -          -            -         -            600             -      600

Net loss for the year ended
   April 30, 2005                      -          -            -         -              -       (2,000)   (2,000)
                                --------   --------    ---------   -------      ---------     --------   -------

Balance, April 30, 2005                                2,135,000    11,935         10,100      (32,306)  (10,271)

Rent at no charge                      -          -            -         -            150            -       150

Accounts Payable - Related Party       -          -            -         -          4,897            -     4,897
   Converted to Paid in Capital

Contribution by Stockholder            -          -            -         -          4,000            -     4,000

Common Stock Issued for Services
   June 2005, $0.001 Per Share         -          -      600,000       600              -            -       600

Net Loss, April 30, 2006               -          -            -         -              -      (14,790)  (14,790)
                                --------   --------    ---------   -------      ---------     --------   -------
Balance, April 30, 2006                -   $      -    2,735,000   $12,535      $  19,147     $(47,096) $(15,414)
                                ========   ========    =========   =======      =========     ========   =======

					F-4





 The accompanying notes are an integral part of the financial statements.
                                      F-5



                       Sunburst Acquisitions V, Inc.
                        (A Development Stage Company)
                           STATEMENTS OF CASH FLOWS

                                  For the period
                                  from inception    For the year  For the year
                                  (April 30, 1998)  ended         ended
                                  To April 30       April 30,     April 30,
                                  2006              2006          2005
CASH FLOWS FROM OPERATING
ACTIVITIES
Net loss                          $    (47,096)       $ (14,790)      $  (2,000)
Adjustments to reconcile
net loss to net cash flows
from operating activities:
  Amortization                             300                -               -
  Rent expense                           4,350              150             600
  Stock issued for consulting fees       2,535              600               -
  Decrease in accounts payable           1,629           (3,856)          1,400
  Increase in A/P Related Party         18,682           12,628               -
                                    ----------         --------          -------
Net cash flows from operating
activities                             (19,600)          (5,268)              -

CASH FLOWS FROM INVESTING
ACTIVITIES
Increase in organization costs            (300)               -               -
                                    ----------         --------          ------
Net cash flows from investing
activities                                (300)               -               -

CASH FLOWS FROM FINANCING
ACTIVITIES
Issuance of preferred stock             10,000                -               -
Cash contributed by shareholder          9,900            4,000               -
                                    ----------         --------          ------
Net cash flows from financing
activities                              19,900                -               -
                                    ----------         --------          ------
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                         -           (1,268)              -

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD                          -            1,268           1,268
                                    ----------         --------          ------
CASH AND CASH EQUIVALENTS,
END OF PERIOD                      $         -         $      -          $1,268
                                     =========         ========         =======

The accompanying notes are an integral part of the financial statements.
                                      F-6


                       Sunburst Acquisitions V, Inc.
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS
                              April 30, 2006

1.        Summary of Significant Accounting Policies
Development Stage Company
Sunburst Acquisitions V, Inc. (a development stage company) (the
"Company") was incorporated under the laws of the State of Colorado on April 30, 1998. The current principal office of the corporation is P.O.Box No. 3831, General Post Office, Hong Kong.

On August 11, 2005, Onping Limited, a British Virgin Islands Corporation, purchased 2,464,000 shares, or approximately 90% of the Company's issued and outstanding common stock pursuant to a Stock Purchase Agreement dated June 21, 2005. The shares were purchased from five individuals. Upon purchase closing, Jay Lutsky, the Company's sole director and officer, resigned and Terrence Ho, the sole shareholder of Onping LTD., and Vivian Szeto were appointed Directors of the Company.

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

Consideration of Other Comprehensive Income Items
SFAF 130 - Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the year ended April 30, 2006 the Company's financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

Stock Basis
Shares of common stock issued for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in exchange.


2.        Stockholders' Equity
On August 11, 2005, Onping Limited, a British Virgin Islands corporation, purchased 2,464,000 shares, or approximately 90% of the Company's issued and outstanding common stock pursuant to a stock Purchase Agreement dated June 21, 2005. The shares were purchased from five individuals.

As of April 30, 2006, 2,735,000 shares of the Company's no par value common stock had been issued. Of these, 2,535,000 had been issued for consulting services provided. The services were valued and recorded at $0.001 per share. The remaining 200,000 shares were from the conversion of 100,000 shares of the Company's Series A preferred stock.

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

3.        Related Party Transactions
As of the date hereof, Terrence Ho is the sole officer and director of the Company, and through his affiliation with Onping Limited, controls 2,464,000 shares of common stock, constituting approximately 90% of the Company's issued and outstanding shares. He is providing office space at no charge to the Company.

The current officer and director of the Company paid certain bills on behalf of the Company. Therefore, the Company owes him approximately $13,786. Also the sole officer and director of the Comapany contributed $4,000 to paid-in-capital.


4.        Income Taxes
The Company has Federal net operating loss carryforwards of approximately $47,096 expiring during the years 2022 and 2026. The tax benefit of these net operating losses is approximately $9,066 and has been offset by a full allowance for realization. This carryforward may be limited upon the consummation of a business combination under IRC Section 381. For the year ended April 30, 2006, the valuation allowance increased by approximately $2,900.

5.        Statement of Cash Flows

	   Accounts Payable - Related Party         $13,786
	   Accounts Payable - Related Party
		Converted to Paid in Capital          4,896
 	   Net Change in Accounts Payable -         -------
	   	Related Party                       $18,682
                                                    =======





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

There was no change in the Company's internal control over financial reporting during the fiscal year ended April 30, 2006, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.







PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The sole director and executive officer currently serving the Company is as follows:

Name                Age    Positions Held and Tenure

Terence Ho           -     President and a Director since August 2005

Terence Ho was appointed as a director of Sunburst Acquisitions V, Inc. on August 11, 2005. Mr. Ho will serve until an annual meeting of the Company's shareholders and his successor is elected and qualified. Thereafter, directors will be elected for one-year term at the annual shareholders meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement.

Biographical Information
Mr. Ho obtained his bachelors degree in Arts from the University of Winnipeg in Canada and later obtained a Diploma in business management from the Chinese University in Hong Kong. Mr. Ho is primarily responsible for the Company's overall strategic planning, formulation of corporate policies and marketing management. Mr. Ho has over 20 years of experience in corporate development, management as well as sales and marketing in the finance and information technology industry.


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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The following table sets forth, as of the end of the Company's fiscal year ended April 30, 2006, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5.0% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

Name and Address                 Number of Shares Owned   Percent of Class
                                 Beneficially             Owned
(1) Terence Ho
665 King's Road
North Point, Hong Kong            2,464,000                   90.10%


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

           3.2        Bylaws (incorporated by reference from
                      Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on June 17, 1998).

          31.1        Certification pursuant to Rule 13a-14(a) or
                      15d-14(a) under the Securities Exchange Act of 1934, as amended.

          32.1        Certification pursuant to 18 U.S.C. Section
                      1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.


(b) No reports on Form 8-K were filed by the Company during the last quarter of its fiscal year ending April 30, 2006.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit Fees
The aggregate audit and audit related fees billed by Larry O'Donnell, CPA, P.C. for audit of the Company's annual financial statements and for review of the Company's quarterly financial statements filed on Form 10-QSB were $ 3,470 during the fiscal years ended April 30, 2006 and 2005.

Tax Fees
The aggregate fees billed by Larry O'Donnell, CPA, P.C. for tax compliance, advice and planning were $ 0 for the fiscal year ended April 30, 2006 and 2005.

All Other Fees
Larry O'Donnell, CPA, P.C. did not bill the Company for any products and services other than the foregoing during the fiscal years ended April 30, 2006 and 2005.



SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



SUNBURST ACQUISITIONS V, INC.


By: /S/ Terence Ho
Terence Ho (Principal Executive Officer and Director)
Date: October 26, 2006