Form 10-Q
period 2006-10-31
SUNBURST ACQUISITIONS V INC
filed 2007-06-04
CIK 1063489

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               Form 10-QSB

(Mark One)
X...Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended October 31, 2006.

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

  Yes _____ No _____

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At 3/7/07 the following shares of common were outstanding: Preferred Stock, no par value, 0 shares; Common Stock, no par value, 2,735,000 shares.

Transitional Small Business Disclosure
Format (Check one):
Yes _____     No __X__

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

       (a) The unaudited financial statements of registrant for the six months ended October 31, 2006, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                      SUNBURST ACQUISITIONS V, INC.
                      (A Development Stage Company)

                          FINANCIAL STATEMENTS
                     Quarter Ended October 31, 2006
                               (Unaudited)

                             CONTENTS



     Balance Sheet                                       F-1
     Statements of Operations                            F-2
     Statements of Cash Flows                            F-3
     Notes to Financial Statements                       F-4

                         Sunburst Acquisitions V, Inc.
                         (A Development Stage Company)
                                BALANCE SHEET
                                October 31, 2006
                                 (Unaudited)



ASSETS                                           Quarter Ended     Prior Year Ended
                                                 October 31, 2006  April 30, 2006
CURRENT ASSETS:
   Cash and cash equivalents                         $       -        $       -
                                                     ---------        ---------

     Total current assets                                    -                -
                                                     ---------        ---------

     TOTAL ASSETS                                    $       -        $       -
                                                     =========        =========

  LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable                                  $     225        $   1,628
   Accounts payable - related party                     17,996           13,786
                                                     ---------        ---------

     Total current liabilities                          18,221           15,414

STOCKHOLDERS' DEFICIT
   Preferred stock, no par value
     20,000,000 shares authorized;
     0 shares issued and outstanding                         -                -
   Common stock, no par value;
     100,000,000 shares authorized;
     2,735,000 shares issued and
     outstanding                                        12,535           12,535
   Additional paid-in capital                           19,147           19,147
   Deficit accumulated
     during the development stage                      (49,903)         (47,096)
                                                     ---------        ---------
     Total stockholders' deficit                       (18,221)         (15,414)
                                                     ---------        ---------
     TOTAL LIABILITIES AND STOCKHOLDERS'
       DEFICIT                               $               -      $         -
                                                     =========        =========

The accompanying notes are an integral part of the financial statements.
                                   F-1

                         Sunburst Acquisitions V, Inc.
                         (A Development Stage Company)
                           STATEMENTS OF OPERATIONS
                                   (Unaudited)

                     For the
                     period from
                     inception
                     (April 30,
                     1998) to     For the three months  For the six months
                     October 31,   ended October 31,      ended October 31,
                     2006          2006       2005       2006       2005
                     -----------  ---------  ---------  ---------  ---------

REVENUES             $         -  $       -  $       -  $       -  $       -
                     -----------  ---------  ---------  ---------  ---------

EXPENSES
  Amortization               300          -          -          -          -
  Bank service charge         34          -          -          -          -
  Consulting fees          2,535          -          -          -        600
  General office             644          -          -          -          -
  Legal fees              10,622          -      2,698          -      2,698
  Professional fees       23,691      2,300        550       2300      8,661
  Rent                     4,350          -          -          -        150
  Transfer agent           7,727        225        668        507      (817)
                     -----------  ---------  ---------  ---------  ---------

     Total expenses       49,903      2,525      3,916      2,807     11,292
                     -----------  ---------  ---------  ---------  ---------

NET LOSS                 (49,903)    (2,525)    (3,916)    (2,807)   (11,292)


NET LOSS PER SHARE   $     (0.02) $   (NIL)  $    (NIL) $   (NIL)  $    (NIL)
                     ===========  =========  =========  =========  =========

WEIGHTED AVERAGE NUMBER
  OF SHARES OF COMMON
  STOCK AND COMMON STOCK
  EQUIVALENTS
  OUTSTANDING          2,231,201  2,735,000  2,735,000  2,735,000  2,735,000
                     ===========  =========  =========  =========  =========

The accompanying notes are an integral part of the financial statements.
                                  F-2

                          Sunburst Acquisitions V, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                              For the period
                              from inception
                              (April 30,      For the six    For the six
                              1998) to        months ended   months ended
                              October 31,     October 31,    October 31,
                              2006            2006           2005
                              --------------- -------------  -------------

CASH FLOWS FROM
    OPERATING ACTIVITIES:

  Net Loss                   $       (49,903) $      (2,807) $     (11,292)
  Adjustments to reconcile
     net loss to net cash used
     by operating activities:
    Amortization                         300              -              -
    Rent expense                       4,350              -            150
    Stock issued for
     consulting fees                   2,535              -            600
    Increase (decrease) in
     accounts payable                    226         (1,403)        (4,599)
    Decrease in A/P Related
     party                            22,892          4,210        (6,054)
                              --------------  -------------  -------------

  Net cash used by
   operating activities              (19,600)             -       (21,195)

CASH FLOWS FROM
    INVESTING ACTIVITIES

  Increase in organization costs        (300)             -              -
                              --------------  -------------  -------------

  Net cash used by
   investing activities                 (300)             -              -

CASH FLOWS FROM
    FINANCING ACTIVITIES

  Issuance of preferred
   stock                              10,000              -              -
  Shareholder loan                                        -         11,030
  Cash contribution by
   shareholder                         9,900              -          4,000
  Conversion of related
   party debt                              -              -          4,897
                              --------------  -------------  -------------

  Net cash provided by
   financing activities               19,900              -         19,927
                              --------------  -------------  -------------

  Net decrease in cash
   and cash equivalents                    -              -        (1,268)

CASH AND CASH EQUIVALENTS,
  Beginning of Period                      -              -          1,268
                              --------------  -------------  -------------

CASH AND CASH EQUIVALENTS,
 End of Period                $            -  $           -  $           -
                              ==============  =============  =============

The accompanying notes are an integral part of the financial statements.
                                 F-3

                          Sunburst Acquisitions V, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 October 31, 2006
                                   (Unaudited)

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

Liquidity and Capital Resources

        The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of net proceeds in the amount of $19,900 from its inside capitalization funds.
Consequently, the Company's balance sheet for the period ending October 31, 2006 reflects a current asset value of $0 and a total asset value of $0, as compared with $0 for the quarter ended October 31, 2005.

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


Results of Operations

        During the period from April 30, 1998 (inception) through
October 31, 2006, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

        For the current fiscal year, the Company anticipates incurring a loss as a result of expenses associated with registration under the Securities Exchange Act of 1934. For the quarters ended October 31, 2006 and 2005, the Company showed net losses of $2,525 and $3,916, respectively. For the six month period ending October 31, 2006 and 2005, the Company showed net losses of $2,807 and $11,292, respectively. During the current fiscal year, management caused the Company to complete and file all of its delinquent filings with the Securities and Exchange Commission.

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

There was no change in the Company's internal control over financial reporting during the first quarter ended October 31, 2006, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


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

Date:March 8, 2007
/s/ Terence Ho