Form 10-Q
period 2007-01-31
SUNBURST ACQUISITIONS V INC
filed 2007-06-04
CIK 1063489

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               Form 10-QSB/A

(Mark One)
X...Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended January 31, 2007.

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



                      SUNBURST ACQUISITIONS V, INC.
                      (A Development Stage Company)

                          FINANCIAL STATEMENTS
                            January 31, 2007
                               (Unaudited)

                             CONTENTS



     Balance Sheets                                      F-1
     Statements of Operations                            F-2
     Statements of Cash Flows                            F-3
     Notes to Financial Statements                       F-4

                         Sunburst Acquisitions V, Inc.
                         (A Development Stage Company)
                                BALANCE SHEETS


                                                    Quarter Ended     Prior Year Ended
                                                    January 31, 2006  April 30, 2006
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                         $       -         $       -
                                                     ---------         ---------

     Total current assets                                    -                 -
                                                     ---------         ---------

     TOTAL ASSETS                                    $       -         $       -
                                                     =========         =========

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                  $     179         $    1,628
   Shareholder loan                                     18,407             13,786
                                                     ---------         ----------

     Total current liabilities                          18,586             15,414

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock, no par value
     20,000,000 shares authorized;
     0 shares issued and outstanding                         -                  -
   Common stock, no par value;
     100,000,000 shares authorized;
     2,735,000 shares issued and
     outstanding                                        12,535             12,535
   Additional paid-in capital                           19,147             19,147
   Deficit accumulated
     during the development stage                      (50,268)           (47,096)
                                                     ---------          ---------
     Total stockholders' deficit                       (18,586)           (15,414)
                                                     ---------
     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY (DEFICIT)                              $       -          $       -
                                                     =========          =========

The accompanying notes are an integral part of the financial statements.
                                   F-1

                         Sunburst Acquisitions V, Inc.
                         (A Development Stage Company)
                           STATEMENTS OF OPERATIONS
                                   (Unaudited)

                     For the
                     period from
                     inception
                     (April 30,
                     1998) to     For the three months  For the nine months
                     January 31,   ended January 31,     ended January 31,
                     2007          2007       2006       2007       2006
                     -----------  ---------  ---------  ---------  ---------

REVENUES             $         -  $       -  $       -  $       -  $       -
                     -----------  ---------  ---------  ---------  ---------

EXPENSES
  Amortization               300          -          -          -          -
  Bank service charge         34          -          -          -          -
  Consulting fees          2,535          -          -          -        600
  General office             644          -          -          -          -
  Legal fees              10,733        111         62        111      2,760
  Professional fees       23,691          -      1,201      2,300      9,862
  Rent                     4,350          -          -          -        150
  Transfer agent           7,981        254        607        761      (210)
                     -----------  ---------  ---------  ---------  ---------

     Total expenses       50,268        365      1,870      3,172     13,162
                     -----------  ---------  ---------  ---------  ---------

NET LOSS                 (50,268)      (365)    (1,870)    (3,172)   (13,162)


NET LOSS PER SHARE   $     (0.02) $   (NIL)  $    (NIL) $   (0.01)  $   (NIL)
                     ===========  =========  =========  =========  =========

WEIGHTED AVERAGE NUMBER
  OF SHARES OF COMMON
  STOCK AND COMMON STOCK
  EQUIVALENTS
  OUTSTANDING          2,245,694  2,735,000  2,735,000  2,735,000  2,735,000
                     ===========  =========  =========  =========  =========

The accompanying notes are an integral part of the financial statements.
                                  F-2

                          Sunburst Acquisitions V, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                              For the period
                              from inception
                              (April 30,      For the nine   For the nine
                              1998) to        months ended   months ended
                              January 31,     January 31,    January 31,
                              2007            2007           2006
                              --------------- -------------  -------------

CASH FLOWS FROM
    OPERATING ACTIVITIES:

  Net Loss                   $       (50,268) $      (3,172) $     (13,162)
  Adjustments to reconcile
     net loss to net cash used
     by operating activities:
    Amortization                         300              -              -
    Rent expense                       4,350              -            150
    Stock issued for
     consulting fees                   2,535              -            600
    Increase (decrease) in
     accounts payable                    179         (1,450)        (2,729)
    Decrease in A/P Related
     party                            23,304          4,622         (6,054)
                              --------------  -------------  -------------

  Net cash used by
   operating activities              (19,600)             -       (21,195)

CASH FLOWS FROM
    INVESTING ACTIVITIES

  Increase in organization costs        (300)             -              -
                              --------------  -------------  -------------

  Net cash used by
   investing activities                 (300)             -              -

CASH FLOWS FROM
    FINANCING ACTIVITIES

  Issuance of preferred
   stock                              10,000              -              -

  Shareholder Loan                                                  11,030

  Cash contribution by
   shareholder                         9,900              -          4,000

  Conversion of related
   party debt                                                        4,897

                              --------------  -------------  -------------


  Net cash provided by
   financing activities               19,900              -         19,927
                              --------------  -------------  -------------

  Net decrease in cash
   and cash equivalents                    -              -        (1,268)

CASH AND CASH EQUIVALENTS,
  Beginning of Period                      -              -          1,268
                              --------------  -------------  -------------

CASH AND CASH EQUIVALENTS,
 End of Period                $            -  $           -  $           -
                              ==============  =============  =============

The accompanying notes are an integral part of the financial statements.
                                 F-3

                          Sunburst Acquisitions V, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 January 31, 2007
                                   (Unaudited)

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


Results of Operations

        During the period from April 30, 1998 (inception) through
January 31, 2007, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

        For the current fiscal year, the Company anticipates incurring a loss as a result of expenses associated with registration under the Securities Exchange Act of 1934. For the quarters ended January 31, 2007 and 2006, the Company showed net losses of $(365) and $(1,870), respectively. For the nine month period ending January 31, 2007 and 2006, the Company showed net losses of $3,172 and $13,162, respectively. During the current fiscal year, management caused the Company to complete and file all of its delinquent filings with the Securities and Exchange Commission.

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

There was no change in the Company's internal control over financial reporting during the quarter ended January 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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


            (b) Reports on Form 8-K (will insert change in auditor information when completed)

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNBURST ACQUISITIONS V, INC.
(Registrant)

Date:March 10, 2007
/s/ Terence Ho