Form 10KSB
period 2007-04-30
SUNBURST ACQUISITIONS V INC
filed 2007-07-31
CIK 1063489

UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549

                                       Form 10-KSB
X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
  OF 1934
                     For the fiscal year ended April 30, 2007

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

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [ ]Yes [X] No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 30, 2007, the Company had 2,735,000 shares outstanding.


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

CURRENT BUSINESS ACTIVITIES
As of the end of its fiscal year April 30, 2007, the Company was inactive, and has not commenced operations nor has it acquired any operating business, as contemplated by its original business plan.

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



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended
April 30, 2007.


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

Liquidity and Capital Resources
As of April 30, 2007 the Company remains in the development stage. For the fiscal year ended April 30, 2007 the Company's balance sheet reflects current asset and total assets of $234,and total current liabilities of $24,997, representing accounts payable for professional services, in addition to accounts payable to management for reimbursement of ongoing operating costs, including the cost of compliance with securities regulations.

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

During the period from inception to April 30, 2007, the Company has engaged in no significant operations other than organizational activities, acquisition of capital, preparation and filing of the registration of its securities under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements, and efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period. In August 2005, approximately 90% of the Company's common shares were sold by the original founding shareholders, resulting in a change in control of the Company. At the time of the change of control, the Company's current management resigned, to be replaced by management appointed by the new controlling shareholder.

For the fiscal year ending April 30, 2007, the Company anticipates incurring a loss as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues. It may also continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.


Plan of Operations
For the fiscal year ending April 30, 2007 the Company's plan of operations is to continue seek, investigate, and, if warranted, acquire one or more properties or businesses.

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

After the second quarter of its April 2002 fiscal year, the Company remained dormant for the remainder of 2002, 2003, 2004, 2005, 2006 and 2007 fiscal years. The Company incurred only minimal expenses for legal and accounting fees as well as state registration fees during the period it remained dormant. In June 2005 the Company began to take steps (starting with April 2002 10-K) to file all delinquent reports and to once again become current in its compliance with the Securities and Exchange Act of 1934. Accumulated legal and professional fees attributable to the catch-up filings with the Securities and Exchange Commission were paid by the Company's former president in June 2005 in the approximate amount of $10,000. The balance of these payments, net of a cash reimbursement of $1,157, was subsequently contributed to capital by the Company's former president.


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



<Letterhead of Independent Registered Public Accounting Firm>

                                      (Insert Header)


      Report of Independent Registered Public Accounting Firm

(Insert report)

Insert signature and date






                                     F-1



                         Sunburst Acquisitions V, Inc.
                        (A Development Stage Company)
                                 BALANCE SHEET
                                April 31, 2007

                                                    Year Ended        Prior Year Ended
                                                    April 30, 2007    April 30, 2006

ASSETS

CURRENT ASSETS
Cash and cash equivalents                            $         -        $       -
Prepaid Expenses			  	             234	        -

                                                       ---------        ---------
Total current assets                                         234                -
                                                       ---------        ---------


TOTAL ASSETS                                          $      234        $       -
                                                       =========        =========


LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable                                           4,414            1,628
Accounts payable - related party                          20,583           13,786
                                                       ---------        ---------
Total current liabilities                                 24,997           15,414

STOCKHOLDERS' DEFICIT
Preferred stock, no par value; 20,000,000 shares
authorized; No shares issued and outstanding                   -                -
Common stock, no par value; 100,000,000
shares authorized; 2,735,000 shares issued and
outstanding                                               12,535           12,535
Additional paid-in capital                                19,147           19,147
Deficit accumulated during the development stage         (56,445)         (47,096)
                                                       ---------        ---------
Total stockholders' deficit                              (24,763)         (15,414)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT           $      234        $       -
                                                       =========         =========

The accompanying notes are an integral part of the financial statements.
                                      F-2



                       Sunburst Acquisitions V, Inc.
                        (A Development Stage Company)
                          STATEMENTS OF OPERATIONS

                                  For the period
                                  from inception    For the year  For the year
                                  (April 30, 1998)  ended         ended
                                  To April 30       April 30,     April 30,
                                  2007              2007          2006

REVENUES                                  $     -        $      -      $      -

EXPENSES
Amortization                                  300               -             -
Bank Fees                                      34               -             -
Consulting Fees                             2,535               -           600
General Office                                644               -             -
Interest Expense			    1,525           1,525	      -
Legal Fees                                 10,733             111         2,760
Professional Fees                          28,030           6,639        11,265
Rent                                        4,350               -           150
Transfer agent                              8,294           1,074            15
                                        ---------          ------         -----
Total expenses                             56,445           9,349        14,790
                                        ---------       ---------      --------
NET LOSS                                  (56,445)         (9,349)      (14,790)


NET LOSS PER SHARE                       $   (NIL)          $ (NIL)      $ (NIL)
                                        =========       ==========    =========

WEIGHTED AVERAGE
NUMBER OF
SHARES OF COMMON
STOCK
AND COMMON STOCK
EQUIVALENTS
OUTSTANDING                             2,214,708        2,735,000    2,651,164
                                        =========       ==========    =========


The accompanying notes are an integral part of the financial statements.
                                      F-3


                       Sunburst Acquisitions V, Inc.
                       (A Development Stage Company)
                STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                           Deficit       Total
                                  Preferred stock       Common stock                       accumulated   stock-
                                 ------------------    ------------------      Additional  during the    holders
                               Number of              Number of                paid-in     developments  equity
                               shares        Amount   shares        Amount     capital     stage         (deficit)
                              ----------   --------   ----------   --------   -----------  ------------  ------

Preferred stock issued for
   cash, April 30, 1998 at $0.10
   per share                     100,000  $  10,000            -         -              -             -  $10,000

Common stock issued for services,
   April 30, 1998, at $0.001
   per share                           -          -    1,935,000     1,935              -             -    1,935

Net loss for the period ended
   April 30, 1998                      -          -            -         -              -       (1,935)   (1,935)
                                --------   --------    ---------   -------      ---------     --------   -------

Balance, April 30, 1998          100,000     10,000    1,935,000     1,935              -       (1,935)   10,000

Rent at No Charge                      -          -            -                      600             -      600

Net loss for the year ended
   April 30, 1999                      -          -            -         -              -       (7,461)   (7,461)
                                --------   --------    ---------   -------      ---------     --------   -------

Balance, April 30, 1999         100,000      10,000    1,935,000     1,935            600       (9,396)    3,139

Rent at no charge                      -          -            -         -            600             -      600

Contribution by Stockholder            -          -            -         -          3,400             -    3,400

Conversion of Preferred Stock   (100,000)   (10,000)     200,000    10,000              -             -        -

Net loss for the year ended
   April 30, 2000                      -          -            -         -              -       (5,262)   (5,262)
                                --------   --------    ---------   -------      ---------     --------   -------

Balance, April 30, 2000                -          -    2,135,000    11,935          4,600      (14,658)    1,877

Rent at no charge                      -          -            -         -            600             -      600

Contribution by Stockholder            -          -            -         -          2,500             -    2,500

Net loss for the year ended
   April 30, 2001                      -          -            -         -              -       (5,298)   (5,298)
                                --------   --------    ---------   -------      ---------     --------   -------

Balance, August 31, 2001               -          -    2,135,000    11,935          7,700      (19,956)     (321)

Rent at no charge                      -          -            -         -            600             -      600

Net loss for the year ended
   April 30, 2002                      -          -            -         -              -       (6,650)   (6,650)
                                --------   --------    ---------   -------      ---------     --------   -------

Balance, April 30, 2002                                2,135,000    11,935          8,300      (26,606)   (6,371)

Rent at no charge                      -          -            -         -            600             -      600

Net loss for the year ended
   April 30, 2003                      -          -            -         -              -       (1,850)   (1,850)
                                --------   --------    ---------   -------      ---------     --------   -------

Balance, April 30, 2003                                2,135,000    11,935          8,900      (28,456)   (7,621)

Rent at no charge                      -          -            -         -            600             -      600

Net loss for the year ended
   April 30, 2004                      -          -            -         -              -       (1,850)   (1,850)
                                --------   --------    ---------   -------      ---------     --------   -------

Balance, April 30, 2004                                2,135,000    11,935          9,500      (30,306)   (8,871)

Rent at no charge                      -          -            -         -            600             -      600

Net loss for the year ended
   April 30, 2005                      -          -            -         -              -       (2,000)   (2,000)
                                --------   --------    ---------   -------      ---------     --------   -------

Balance, April 30, 2005                                2,135,000    11,935         10,100      (32,306)  (10,271)

Rent at no charge                      -          -            -         -            150            -       150

Accounts Payable - Related Party       -          -            -         -          4,897            -     4,897
   Converted to Paid in Capital

Contribution by Stockholder            -          -            -         -          4,000            -     4,000

Common Stock Issued for Services
   June 2005, $0.001 Per Share         -          -      600,000       600              -            -       600

Net Loss, April 30, 2006               -          -            -         -              -      (14,790)  (14,790)
                                --------   --------    ---------   -------      ---------     --------   -------
Balance, April 30, 2006                -          -    2,735,000    12,535      $  19,147     $(47,096) $(15,414)

Net Loss, April 30, 2007               -          -            -         -              -       (7,824)   (7,824)
                                --------   --------    ---------   -------      ---------     --------   -------
Balance, April 30, 2007                -   $      -    2,735,000   $12,535      $  19,147     $(54,920) $(23,238)
                                ========   ========    =========   =======      =========     ========   =======







 The accompanying notes are an integral part of the financial statements.
                                      F-4



                        Sunburst Acquisitions V, Inc.
                        (A Development Stage Company)
                          STATEMENTS OF CASH FLOWS

                                  For the period
                                  from inception    For the year  For the year
                                  (April 30, 1998)  ended         ended
                                  To April 30       April 30,     April 30,
                                  2007              2007          2006
CASH FLOWS FROM OPERATING
ACTIVITIES
Net loss                          $    (56,445)       $  (9,349)      $ (14,790)
Adjustments to reconcile
net loss to net cash flows
from operating activities:
  Amortization                             300                -               -
  Rent expense                           4,350                -             150
  Increase in prepaid expense             (234)            (234)              -
  Increase in interest expense           1,525		  1,525
  Stock issued for consulting fees       2,535                -             600
  Decrease in accounts payable           4,414            2,786         (3,856)
  Increase in A/P Related Party         23,955            5,272          12,628
                                    ----------         --------          -------
Net cash flows from operating
activities                             (19,600)               -         (5,268)

CASH FLOWS FROM INVESTING
ACTIVITIES
Increase in organization costs            (300)               -               -
                                    ----------         --------          ------
Net cash flows from investing
activities                                (300)               -               -

CASH FLOWS FROM FINANCING
ACTIVITIES
Issuance of preferred stock             10,000                -               -
Cash contributed by shareholder          9,900                -           4,000
                                    ----------         --------          ------
Net cash flows from financing
activities                              19,900                -               -
                                    ----------         --------          ------
NET DECREASE IN CASH
AND CASH EQUIVALENTS                         -                -         (1,268)

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD                          -                -           1,268
                                    ----------         --------          ------
CASH AND CASH EQUIVALENTS,
END OF PERIOD                      $         -         $      -          $    -
                                     =========         ========         =======


Supplemental disclosures of cash flow information:
  Interest paid                    $         -         $      -         $     -
                                     =========         ========         =======
  Income taxes paid                $         -         $      -         $     -
                                     =========         ========         =======





The accompanying notes are an integral part of the financial statements.
                                      F-5


                       Sunburst Acquisitions V, Inc.
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS
                              April 30, 2007

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

Consideration of Other Comprehensive Income Items
SFAF 130 - Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the year ended April 30, 2007 the Company's financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

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

The current officer and director of the Company paid certain bills on behalf of the Company. Therefore, the Company owes him approximately $20,582 with $1,525 of that amount being interest. Interest is being accrued on an imputed basis at 8% per year starting on May 1, 2006 as the Company has no intent at this time of settling this debt.
Also the sole officer and director of the Comapany contributed $4,000 to paid-in-capital.


4.        Income Taxes
The Company has Federal net operating loss carryforwards of approximately $56,445 expiring during the years 2023 and 2027. The tax benefit of these net operating losses is approximately $10,600 and has been offset by a full allowance for realization. This carryforward may be limited upon the consummation of a business combination under IRC Section 381. For the year ended April 30, 2007, the valuation allowance increased by approximately $1,400.

5.        Statement of Cash Flows

	   Current Loan - Related Party             $20,582
	   Accounts Payable - Related Party
		Converted to Paid in Capital          4,897
 	   Net Change in Accounts Payable -         -------
	   	Related Party                       $23,955
                                                    =======

6.         Going Concern
The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The company has had recurring operating losses for the past several years and is dependent upon financing to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management's plan to find an operating company to merge with, thus creating necessary operating revenue.


ITEM 8.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
		      ACCOUNTING AND FINANCIAL DISCLOSURE.

Item 4.01   Change in Registrant's Certifying Accountant

      Effective March 14, 2007 the Company dismissed Larry O'Donnell, CPA, P.C. ("O'Donnell"). O'Donnell audited the Company's financial statements for the fiscal years ended April 30, 2005 and 2006. During the Company's two most recent fiscal years and subsequent interim period ended March 14, 2007, there were no disagreements with O'Donnell on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of O'Donnell would have caused it to make reference to such disagreements in its reports. O'Donnell's audit report on the financial statements of the Company for the fiscal years ended April 30, 2005 and 2006 contained no adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.


       The Company provided Larry O'Donnell, CPA, P.C. with a copy of this disclosure on Form 8-K prior to filing it with the SEC, and requested that O'Donnell furnish the Company with a letter addressed to the SEC stating whether it agrees with the statements made in this disclosure, and if not, stating the aspects with which it does not agree. A copy of the letter provided by O'Donnell, dated July 6, 2007, is attached to this Form 8-K as an exhibit.

       On March 14, 2007, the Company engaged Malone & Bailey P.C. ("Malone & Bailey") as its independent registered public accounting firm. The change in the Company's auditors was recommended and approved by the directors of the Company. The Company does not have an audit committee.

      During the two most recent fiscal years and subsequent interim period ended March 14, 2007, the Company did not consult with Malone & Bailey regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, or any matter that was the subject of a disagreement or a reportable event as defined in the regulations of the Securities and Exchange Commission.


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

There was no change in the Company's internal control over financial reporting during the fiscal year ended April 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.







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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The following table sets forth, as of the end of the Company's fiscal year ended April 30, 2007, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5.0% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

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

           3.2        Bylaws (incorporated by reference from
                      Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on June 17, 1998).

          31.1        Certification pursuant to Rule 13a-14(a) or
                      15d-14(a) under the Securities Exchange Act of 1934, as amended.

          32.1        Certification pursuant to 18 U.S.C. Section
                      1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.


(b) No reports on Form 8-K were filed by the Company during the last quarter of its fiscal year ending April 30, 2007.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit Fees
The aggregate audit and audit related fees billed by Malone and Bailey, P.C. for audit of the Company's annual financial statements and for review of the Company's quarterly financial statements filed on Form 10-QSB were $ 3,500 during the fiscal years ended April 30, 2007 and 2006.

Tax Fees
The aggregate fees billed by Malone and Bailey, P.C. for tax compliance, advice and planning were $ 0 for the fiscal year ended April 30, 2007 and 2006.

All Other Fees
Malone and Bailey, P.C. did not bill the Company for any products and services other than the foregoing during the fiscal years ended April 30, 2007 and 2006.



SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



SUNBURST ACQUISITIONS V, INC.


By: /S/ Terence Ho
Terence Ho (Principal Executive Officer and Director)
Date: June 20, 2007