Form 10KSB/A
period 2007-04-30
SUNBURST ACQUISITIONS V INC
filed 2007-08-01
CIK 1063489

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
Statements of Cash Flows                                      F-6
Notes to Financial Statements                                 F-7


                              Malone & Bailey, PC

2925 Briarpark                      Telephone  (713) 343-4200
Suite 930
Houston, TX 77042


        Report of Independent Registered Public Accounting Firm

To the Board of Directors
Sunburst Acquisitions V, Inc.
(a development stage company)
Blaine, Washington

We have audited the accompanying balance sheet of Sunburst Acquisitions V, Inc.(a development stage company), as of April 30, 2007 and the related statements of expenses, changes in stockholders' equity and cash flows for the years ended April 30, 2007 and 2006. The financial statements for the period April 30, 1998 (inception) through April 30, 2005, were audited by other auditors whose reports expressed unqualified opinions on those statements. The financial statements for the period April 30, 1998 (inceptions) through April 30, 2005, include total revenues and net loss of $0 and $32,306, respectively.
Our opinion on the statements of operations, stockholders' equity (deficit), and cash flows for the period April 30, 1998 (inception) through April 30, 2007, insofar as it relates to amounts for prior periods through April 30, 2005, is based solely on the report of other auditors. These financial statements are the responsibility of Sunburst Acquisitions V, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunburst Acquisitions V, Inc. as of April 30, 2007 and the results of its operations and its cash flows for the periods described in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Sunburst Acquisitions V, Inc. will continue as a going concern. As discussed in Note 6 to the financial statements, Sunburst suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas
July 13, 2007









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
                                        =========       ==========    =========


The accompanying notes are an integral part of the financial statements.
                                      F-3


                       Sunburst Acquisitions V, Inc.
                       (A Development Stage Company)
                STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                           Deficit       Total
                                  Preferred stock       Common stock                       accumulated   stock-
                                 ------------------    ------------------      Additional  during the    holders
                               Number of              Number of                paid-in     developments  equity
                               shares        Amount   shares        Amount     capital     stage         (deficit)
                              ----------   --------   ----------   --------   -----------  ------------  ------

Preferred stock issued for
   cash, April 30, 1998 at $0.10
   per share                     100,000  $  10,000            -         -              -             -  $10,000

Common stock issued for services,
   April 30, 1998, at $0.001
   per share                           -          -    1,935,000     1,935              -             -    1,935

Net loss for the period ended
   April 30, 1998                      -          -            -         -              -       (1,935)   (1,935)
                                --------   --------    ---------   -------      ---------     --------   -------

Balance, April 30, 1998          100,000     10,000    1,935,000     1,935              -       (1,935)   10,000

Rent at No Charge                      -          -            -                      600             -      600

Net loss for the year ended
   April 30, 1999                      -          -            -         -              -       (7,461)   (7,461)
                                --------   --------    ---------   -------      ---------     --------   -------

Balance, April 30, 1999         100,000      10,000    1,935,000     1,935            600       (9,396)    3,139

Rent at no charge                      -          -            -         -            600             -      600

Contribution by Stockholder            -          -            -         -          3,400             -    3,400

Conversion of Preferred Stock   (100,000)   (10,000)     200,000    10,000              -             -        -

Net loss for the year ended
   April 30, 2000                      -          -            -         -              -       (5,262)   (5,262)
                                --------   --------    ---------   -------      ---------     --------   -------

Balance, April 30, 2000                -          -    2,135,000    11,935          4,600      (14,658)    1,877

Rent at no charge                      -          -            -         -            600             -      600

Contribution by Stockholder            -          -            -         -          2,500             -    2,500

Net loss for the year ended
   April 30, 2001                      -          -            -         -              -       (5,298)   (5,298)
                                --------   --------    ---------   -------      ---------     --------   -------

Balance, August 31, 2001               -          -    2,135,000    11,935          7,700      (19,956)     (321)

Rent at no charge                      -          -            -         -            600             -      600

Net loss for the year ended
   April 30, 2002                      -          -            -         -              -       (6,650)   (6,650)
                                --------   --------    ---------   -------      ---------     --------   -------

Balance, April 30, 2002                                2,135,000    11,935          8,300      (26,606)   (6,371)

Rent at no charge                      -          -            -         -            600             -      600

Net loss for the year ended
   April 30, 2003                      -          -            -         -              -       (1,850)   (1,850)
                                --------   --------    ---------   -------      ---------     --------   -------

Balance, April 30, 2003                                2,135,000    11,935          8,900      (28,456)   (7,621)

Rent at no charge                      -          -            -         -            600             -      600

Net loss for the year ended
   April 30, 2004                      -          -            -         -              -       (1,850)   (1,850)
                                --------   --------    ---------   -------      ---------     --------   -------

Balance, April 30, 2004                                2,135,000    11,935          9,500      (30,306)   (8,871)

Rent at no charge                      -          -            -         -            600             -      600

Net loss for the year ended
   April 30, 2005                      -          -            -         -              -       (2,000)   (2,000)
                                --------   --------    ---------   -------      ---------     --------   -------

Balance, April 30, 2005                                2,135,000    11,935         10,100      (32,306)  (10,271)

Rent at no charge                      -          -            -         -            150            -       150

Accounts Payable - Related Party       -          -            -         -          4,897            -     4,897
   Converted to Paid in Capital

Contribution by Stockholder            -          -            -         -          4,000            -     4,000

Common Stock Issued for Services
   June 2005, $0.001 Per Share         -          -      600,000       600              -            -       600

Net Loss, April 30, 2006               -          -            -         -              -      (14,790)  (14,790)
                                --------   --------    ---------   -------      ---------     --------   -------
Balance, April 30, 2006                -          -    2,735,000    12,535      $  19,147     $(47,096) $(15,414)

Net Loss, April 30, 2007               -          -            -         -              -       (9,349)   (9,349)
                                --------   --------    ---------   -------      ---------     --------   -------
Balance, April 30, 2007                -   $      -    2,735,000   $12,535      $  19,147     $(56,445) $(24,763)
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

5.        Statement of Cash Flows

	   Current Loan - Related Party             $20,582
	   Accounts Payable - Related Party
		Converted to Paid in Capital          4,897
 	   Net Change in Accounts Payable -         -------
	   	Related Party                       $25,479
                                                    =======

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