Form 10QSB
period 2007-07-31
SUNBURST ACQUISITIONS V INC
filed 2007-09-12
CIK 1063489

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               Form 10-QSB

(Mark One)
X...Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended July 31, 2007.

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
Yes _____     No __X__

                                CONTENTS


     Balance Sheet                                   F-1
     Statements of Operations			     F-2
     Statements of Cash Flows			     F-3
     Notes Financial Statements			     F-4

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

       (a) The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly report were prepared by management and commence below, together with related notes. In the opinion of management, The Financial Statements fairly present the financial position of the Registrant.



                         Sunburst Acquisitions V, Inc.
                         (A Development Stage Company)
                                BALANCE SHEET
                                (Unaudited)



                                                    July 31, 2007    April 30, 2007
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                         $       -        $       -
   Prepaid Expenses				           146  	    234
                                                     ---------        ---------

     Total current assets                                  146              234
                                                     ---------        ---------

     TOTAL ASSETS                                    $     146              234
                                                     =========        =========

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                  $   1,783            4,414
   Accounts payabe - related party			30,212           20,583
                                                     ---------        ---------

     Total current liabilities                          31,995           24,997

STOCKHOLDERS' EQUITY
   Preferred stock, no par value
     20,000,000 shares authorized;
     no shares issued and outstanding                   -                     -
   Common stock, no par value;
     100,000,000 shares authorized;
     2,735,000 shares issued and
     outstanding                                        12,535           12,535
   Additional paid-in capital                           19,147           19,147
   Deficit accumulated
     during the
     development stage                                 (63,531)         (56,445)
                                                     ---------        ---------
                                                       (31,849)         (24,763)
                                                     ---------        ---------
     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                        $     146        $     234
                                                     =========        =========

The accompanying notes are an integral part of the financial statements.
                                 F-1

                         Sunburst Acquisitions V, Inc.
                         (A Development Stage Company)
                                 (Unaudited)


                          For the
                          period from
                          inception
                          (April 30,
                          1998) to     For the three months
                          July 31,       ended July 31,
                          2007           2007       2006
                          -----------  ---------  ---------

REVENUES                  $         -  $       -  $       -
                          -----------  ---------  ---------

EXPENSES
  Amortization                    300          -          -
  Bank Service Charge              34          -          -
  Consulting fees               2,535          -          -
  General office                  644          -          -
  Legal fees                   10,733          -          -
  Interest Expense              2,117        592          -
  Professional fees            34,286      6,256          -
  Rent                          4,350          -          -
  Transfer agent                8,532        238        282
                          -----------  ---------  ---------

      Total expense            63,531      7,086        282
                          -----------  ---------  ---------

NET LOSS                      (63,531)    (7,086)      (282)


NET LOSS PER SHARE        $     (0.02) $   (NIL)  $    (NIL)
                          ===========  =========  =========

WEIGHTED AVERAGE NUMBER
  OF SHARES OF COMMON
  STOCK AND COMMON STOCK
  EQUIVALENTS
  OUTSTANDING               2,271,904  2,735,000  2,735,000
                          ===========  =========  =========

The accompanying notes are an integral part of the financial statements.
                                  F-2

                          Sunburst Acquisitions V, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
				   (Unaudited)

                              For the period
                              from inception
                              (April 30,      Three          Three
                              1998) to        months ended   months ended
                              July 31,        July 31,       July 31,
                              2007            2007           2006
                              --------------- -------------  -------------

CASH FLOWS FROM
    OPERATING ACTIVITIES:

  Net Loss                   $       (63,531) $      (7,086) $        (282)
  Adjustments to reconcile
     net loss to net cash used
     by operating activities:
    Amortization                         300              -              -
    Rent expense                       4,350              -              -
    Increase in prepaid expense         (146)            88              -
    Interest expense                   2,117            592              -
    Stock issued for
     consulting fees                   2,535              -              -
    Increase (decrease) in
     accounts payable                  1,783         (2,631)           282
    Increase in shareholder loan      32,992          9,037              -
                              --------------  -------------  -------------

  Net cash used by
   operating activities              (19,600)             -              -

CASH FLOWS FROM
    INVESTING ACTIVITIES

  Increase in organization costs        (300)             -              -
                              --------------  -------------  -------------

  Net cash used by
   investing activities                 (300)             -              -

CASH FLOWS FROM
    FINANCING ACTIVITIES

  Issuance of preferred
   stock                              10,000              -              -
   Cash contributed by
   shareholder                         9,900              -              -
                              --------------  -------------  -------------

  Net cash provided
   financing activities               19,900              -              -
                              --------------  -------------  -------------

  Net increase (decrease)
   in cash and cash
   equivalents                             -              -              -

CASH AND CASH EQUIVALENTS,
  Beginning of Period                      -              -              -
                              --------------  -------------  -------------

CASH AND CASH EQUIVALENTS,
 End of Period                $            -  $           - $            -
                              ==============  =============  =============

The accompanying notes are an integral part of the financial statements.
                                 F-3

			  Sunburst Acquisitions V, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.  Basis of Financial Statement Presentation
    ------------------------------------------


The accompanying financial statements of Sunburst Acquisitions V, Inc. have been prepared assuming that the company will continue as a going concern. The company has had recurring operating losses for the past several years and is dependent upon financing to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management's plan to find an operating company to merge with, thus creating necessary operating revenue.

The accompanying Unaudited interim financial statements of Sunburst Acquisitions V, Inc. have been prepared by Sunburst Acquisitions V, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at April 30, 2007.

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

Liquidity and Capital Resources

        The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of net proceeds in the amount of $19,900 from its inside capitalization funds. Consequently, the Company's balance sheet for the period ending July 31, 2007 reflects a current asset value of $146 and a total asset value of $146, as compared with $0 for the quarter ended July 31, 2006.

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


Results of Operations

        During the period from April 30, 1998 (inception) through
July 31, 2007, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

        For the current fiscal year, the Company anticipates incurring a loss as a result of expenses associated with registration under the Securities Exchange Act of 1934. For the quarters ended July 31, 2007 and 2006, the Company showed net losses of $7,086 and $282, respectively. For the three month period ending July 31, 2007 and 2006, the Company showed net losses of $7,086 and $282, respectively. During the current fiscal year, management caused the Company to complete and file all of its delinquent filings with the Securities and Exchange Commission.

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

There was no change in the Company's internal control over financial reporting during the first quarter ended July 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


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

Date:August 24, 2007
/s/ Terence Ho

I