Form 10QSB
period 2007-10-31
SUNBURST ACQUISITIONS V INC
filed 2007-12-18
CIK 1063489

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               Form 10-QSB

(Mark One)
X...Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended October 31, 2007.

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

  Yes _____ No _____

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At 11/20/07 the following shares of common were outstanding: Preferred Stock, no par value, 0 shares; Common Stock, no par value, 2,735,000 shares.

Transitional Small Business Disclosure
Format (Check one):
Yes _____     No __X__

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

       (a) The unaudited financial statements of registrant for the six months ended October 31, 2007, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                      SUNBURST ACQUISITIONS V, INC.
                      (A Development Stage Company)

                          FINANCIAL STATEMENTS
                     Quarter Ended October 31, 2007
                               (Unaudited)

                             CONTENTS



     Balance Sheet                                       F-1
     Statements of Operations                            F-2
     Statements of Cash Flows                            F-3
     Notes to Financial Statements                       F-4

                         Sunburst Acquisitions V, Inc.
                         (A Development Stage Company)
                                BALANCE SHEET
                                October 31, 2007
                                 (Unaudited)



ASSETS                                           Quarter Ended     Prior Year Ended
                                                 October 31, 2007   April 30, 2007
CURRENT ASSETS:
   Cash and cash equivalents                         $       -        $       -
   Prepaid expenses                                         73              234
                                                     ---------        ---------

     Total current assets                                   73              234
                                                     ---------        ---------

     TOTAL ASSETS                                    $      73        $     234
                                                     =========        =========

  LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable                                  $       -        $   4,414
   Accounts payable - related party                     34,444           20,583
                                                     ---------        ---------

     Total current liabilities                          34,444           24,997

STOCKHOLDERS' DEFICIT
   Preferred stock, no par value
     20,000,000 shares authorized;
     0 shares issued and outstanding                         -                -
   Common stock, no par value;
     100,000,000 shares authorized;
     2,735,000 shares issued and
     outstanding                                        12,535           12,535
   Additional paid-in capital                           19,147           19,147
   Deficit accumulated
     during the development stage                      (66,053)         (56,445)
                                                     ---------        ---------
     Total stockholders' deficit                       (34,371)         (24,763)
                                                     ---------        ---------
     TOTAL LIABILITIES AND STOCKHOLDERS'
       DEFICIT                               $              73      $       234
                                                     =========        =========

The accompanying notes are an integral part of the financial statements.
                                   F-1

                         Sunburst Acquisitions V, Inc.
                         (A Development Stage Company)
                           STATEMENTS OF OPERATIONS
                                   (Unaudited)

                     For the
                     period from
                     inception
                     (April 30,
                     1998) to     For the three months  For the six months
                     October 31,   ended October 31,      ended October 31,
                     2007          2007       2006       2007       2006
                     -----------  ---------  ---------  ---------  ---------

REVENUES             $         -  $       -  $       -  $       -  $       -
                     -----------  ---------  ---------  ---------  ---------

EXPENSES
  Amortization               300          -          -          -          -
  Bank service charge         34          -          -          -          -
  Consulting fees          2,535          -          -          -          -
  General office             644          -          -          -          -
  Legal fees              10,733          -          -          -          -
  Interest expense	   2,792	675	     -	    1,267 	   -
  Professional fees       35,715      1,429      2,300      7,685      2,300
  Rent                     4,350          -          -          -          -
  Transfer agent           8,950        418        225        656        507
                     -----------  ---------  ---------  ---------  ---------

     Total expenses       66,053      2,522      2,525      9,608      2,807
                     -----------  ---------  ---------  ---------  ---------

NET LOSS                 (66,053)    (2,522)    (2,525)    (9,608)    (2,807)


The accompanying notes are an integral part of the financial statements.
                                  F-2

                          Sunburst Acquisitions V, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                              For the period
                              from inception
                              (April 30,      For the six    For the six
                              1998) to        months ended   months ended
                              October 31,     October 31,    October 31,
                              2007            2007           2006
                              --------------- -------------  -------------

CASH FLOWS FROM
    OPERATING ACTIVITIES:

  Net Loss                   $       (66,052) $      (9,607) $      (2,807)
  Adjustments to reconcile
     net loss to net cash used
     by operating activities:
    Amortization                         300              -              -
    Rent expense                       4,350              -              -
    Increase in prepaid
     expense                             (74)           160              -
    Increase in interest
     expense                           2,792          1,267              -
    Stock issued for
     consulting fees                   2,535              -              -
    Decrease in accounts
     payable                               -         (4,414)        (1,403)
    Decrease in A/P Related
     party                            36,549         12,594          4,210
                              --------------  -------------  -------------

  Net cash used by
   operating activities              (19,600)             -              -

CASH FLOWS FROM
    INVESTING ACTIVITIES

  Increase in organization costs        (300)             -              -
                              --------------  -------------  -------------

  Net cash used by
   investing activities                 (300)             -              -

CASH FLOWS FROM
    FINANCING ACTIVITIES

  Issuance of preferred
   stock                              10,000              -              -
  Cash contribution by
   shareholder                         9,900              -              -
                              --------------  -------------  -------------

  Net cash provided
   financing activities               19,900              -              -
                              --------------  -------------  -------------

  Net decrease in cash
   and cash equivalents                    -              -              -

CASH AND CASH EQUIVALENTS,
  Beginning of Period                      -              -              -
                              --------------  -------------  -------------

CASH AND CASH EQUIVALENTS,
 End of Period                $            -  $           -  $           -
                              ==============  =============  =============

The accompanying notes are an integral part of the financial statements.
                                 F-3

                          Sunburst Acquisitions V, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 October 31, 2007
                                   (Unaudited)



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


Results of Operations

        During the period from April 30, 1998 (inception) through
October 31, 2007, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

        For the current fiscal year, the Company anticipates incurring a loss as a result of expenses associated with registration under the Securities Exchange Act of 1934. For the quarters ended October 31, 2007 and 2006, the Company showed net losses of $2,522 and $2,525, respectively. For the six month period ending October 31, 2007 and 2006, the Company showed net losses of $9,608 and $2,807, respectively. During the current fiscal year, management caused the Company to complete and file all of its delinquent filings with the Securities and Exchange Commission.

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

There was no change in the Company's internal control over financial reporting during the first quarter ended October 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


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

Date: December 18, 2007
/s/ Terence Ho