Form 10QSB
period 2008-01-31
SUNBURST ACQUISITIONS V INC
filed 2008-03-19
CIK 1063489

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               Form 10-QSB

(Mark One)
X...Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended January 31, 2008.

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

  Yes _____ No _____

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At January 31, 2008 the following shares of common were outstanding: Common Stock, no par value, 2,735,000 shares.

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



                         Sunburst Acquisitions V, Inc.
                         (A Development Stage Company)
                                BALANCE SHEETS
                                (Unaudited)



                                                    January 31, 2008    April 30, 2007
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                         $       -        $       -
   Prepaid Expenses				            75  	    234
                                                     ---------        ---------

     Total current assets                                   75              234
                                                     ---------        ---------

     TOTAL ASSETS                                    $      75              234
                                                     =========        =========

  LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable                                  $     600            4,414
   Shareholder Loan              			36,362           20,583
                                                     ---------        ---------

     Total current liabilities                          36,962           24,997

STOCKHOLDERS' DEFICIT
   Preferred stock, no par value
     20,000,000 shares authorized;
     no shares issued and outstanding                   -                     -
   Common stock, no par value;
     100,000,000 shares authorized;
     2,735,000 shares issued and
     outstanding                                        12,535           12,535
   Additional paid-in capital                           19,147           19,147
   Deficit accumulated
     during the
     development stage                                 (68,569)         (56,445)
                                                     ---------        ---------
     Total Stockholders' Deficit                       (36,887)         (24,763)
                                                     ---------        ---------

     TOTAL LIABILITIES AND STOCKHOLDERS'
       DEFICIT                                       $      75        $     234
                                                     =========        =========

The accompanying notes are an integral part of the financial statements.
                                 F-1

                         Sunburst Acquisitions V, Inc.
                         (A Development Stage Company)
                           STATEMENTS OF Expenses
                                   (Unaudited)

                     For the
                     period from
                     inception
                     (April 30,
                     1998) to     For the three months  For the nine months
                     January 31,   ended January 31,     ended January 31,
                     2008            2008       2007       2008       2007
                     -----------  ---------  ---------  ---------  ---------

EXPENSES
  Amortization               300          -          -          -          -
  Bank service charge         34          -          -          -          -
  Consulting fees          2,535          -          -          -          -
  General office             644          -          -          -          -
  Legal fees              10,733          -        111          -        111
  Interest Expense         3,519        726          -      1,994          -
  Professional fees       37,207      1,493          -      9,177      2,300
  Rent                     4,350          -          -          -          -
  Transfer agent           9,247        298        254        953        761
                     -----------  ---------  ---------  ---------  ---------

     Total expenses       68,569      2,517        365     12,124      3,172
                     -----------  ---------  ---------  ---------  ---------

NET LOSS               $ (68,569)  $ (2,517)    $ (365) $ (12,124)  $ (3,172)
                     ===========  =========  =========  =========  =========


NET LOSS PER SHARE                $    0.00  $     0.00 $   (0.01)  $   0.00
                                  =========  =========  =========  =========

WEIGHTED AVERAGE NUMBER
  OF SHARES OF COMMON
  STOCK AND COMMON STOCK
  EQUIVALENTS
  OUTSTANDING                     2,735,000  2,735,000  2,735,000  2,735,000
                                  =========  =========  =========  =========

The accompanying notes are an integral part of the financial statements.
                                  F-2

                          Sunburst Acquisitions V, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
				   (Unaudited)

                              For the period
                              from inception
                              (April 30,      Nine           Nine
                              1998) to        months ended   months ended
                              January 31,      January 31,    January 31,
                              2008            2008           2007
                              --------------- -------------  -------------

CASH FLOWS FROM
    OPERATING ACTIVITIES:

  Net Loss                   $       (68,569) $     (12,124) $      (3,172)
  Adjustments to reconcile
     net loss to net cash used
     by operating activities:
    Amortization                         300              -              -
    Rent expense                       4,350              -              -
    (Increase) decrease in
     prepaid expense                     (76)           158              -
    Increase interest expense          3,519          1,994              -
    Stock issued for
     consulting fees                   2,535              -              -
    Increase (decrease) in
     accounts payable                    600         (3,814)        (1,450)
                              --------------  -------------  -------------

  Net cash used by
   operating activities              (57,341)       (13,786)        (4,622)

CASH FLOWS FROM
    INVESTING ACTIVITIES

  Increase in organization costs        (300)             -              -
                              --------------  -------------  -------------

  Net cash used by
   investing activities                 (300)             -              -
                              --------------  -------------  -------------
CASH FLOWS FROM
    FINANCING ACTIVITIES
  Advances from Shareholder           37,741         13,786          4,622
  Issuance of preferred
   stock                              10,000              -              -
   Cash contributed by
   shareholder                         9,900              -              -
                              --------------  -------------  -------------

  Net cash provided
   financing activities               57,641         13,786          4,622
                              --------------  -------------  -------------

  Net increase (decrease)
   in cash and cash
   equivalents                             -              -              -

CASH AND CASH EQUIVALENTS,
  Beginning of Period                      -              -              -
                              --------------  -------------  -------------

CASH AND CASH EQUIVALENTS,
 End of Period                $            -  $           - $            -
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

Liquidity and Capital Resources

        The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of net proceeds in the amount of $19,900 from its inside capitalization funds.
Consequently, the Company's balance sheet for the period ending January 31, 2008 reflects a current asset value of $75 and a total asset value of $75, as compared with $0 for the year ended April 30, 2007.


Results of Operations

        During the period from April 30, 1998 (inception) through
January 31, 2008, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

        For the current fiscal year, the Company anticipates incurring a loss as a result of expenses associated with registration under the Securities Exchange Act of 1934. For the nine months ended January 31, 2008 and 2007, the Company showed net losses of $12,124 and $3,172, respectively. For the three month period ending January 31, 2008 and 2007, the Company showed net losses of $2,517 and $365, respectively. During the current fiscal year, management caused the Company to complete and file all of its delinquent filings with the Securities and Exchange Commission.

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

There was no change in the Company's internal control over financial reporting during the nine months ended January 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


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

Date:March 19, 2008
/s/ Terence Ho

I