Form 10-K
period 2017-12-31
SUNBURST ACQUISITIONS V INC
filed 2018-04-17
CIK 1063489

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

SUNBURST ACQUISITIONS V, INC.

(Exact name of registrant as specified in its charter)

Colorado	84-1461844
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

Room 2305A, 23/F, World-Wide House, 19 Des Voeux Road, Central, Hong Kong	NA
(Address of Principal Executive Offices)	(Zip Code)

Issuer’s telephone number: (852) 2231 9629

Securities to be registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which
to be so registered	each class is to be registered
None.	None.

Securities to be registered pursuant to Section 12(g) of the Act:

Common Stock, no par value per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act ☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes   ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non- accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, “smaller reporting company” and “emerging growth” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if smaller reporting company)	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s Knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

The registrant was not a public company as of the last business day of its most recently completed second fiscal quarter and therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

The number of shares of the Registrant’s common stock, $0.0001 par value per share, issued and outstanding as of April 17, 2018, was 27,735,000.

EXPLANATORY NOTE

As used in this Annual Report, the terms “we,” “us,” “our,” and words of like import, and the “Company” refers to Sunburst Acquisitions V, Inc. and all of our subsidiaries unless the context indicates otherwise.

FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements and information that are based on the beliefs of our management as well as assumptions made by and information currently available to us. Such statements should not be unduly relied upon. Forward-looking statements include statements about our expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts or that are not present facts or conditions. Forward-looking statements and information can generally be identified by the use of forward-looking terminology or words, such as “anticipate,” “approximately,” “believe,” “continue,” “estimate,” “expect,” “forecast,” “intend,” “may,” “ongoing,” “pending,” “perceive,” “plan,” “potential,” “predict,” “project,” “seeks,” “should,” “views” or similar words or phrases or variations thereon, or the negatives of those words or phrases, or statements that events, conditions or results “can,” “will,” “may,” “must,” “would,” “could” or “should” occur or be achieved and similar expressions in connection with any discussion, expectation or projection of future operating or financial performance, costs, regulations, events or trends. The absence of these words does not necessarily mean that a statement is not forward-looking.

Forward-looking statements and information are based on management’s current expectations and assumptions, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. These statements reflect our current view concerning future events and are subject to risks, uncertainties and assumptions. There are important factors that could cause actual results to vary materially from those described in this Annual Report as anticipated, estimated or expected, including, but not limited to, those factors and conditions described under “Item 1A. Risk Factors” as well as general conditions in the economy, petrochemicals industry and capital markets, Securities and Exchange Commission (the “SEC”) regulations which affect trading in the securities of “penny stocks,” and other risks and uncertainties. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future. Depending on the market for our stock and other conditional tests, a specific safe harbor under the Private Securities Litigation Reform Act of 1995 may be available. Notwithstanding the above, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) expressly state that the safe harbor for forward-looking statements does not apply to companies that issue penny stock. Because we may from time to time be considered to be an issuer of penny stock, the safe harbor for forward-looking statements may not apply to us at certain times.

i

PART I

ITEM 1. BUSINESS

Unless the context requires otherwise, all references to the “Company,” “we,” “us” and “our” refer to Sunburst Acquisitions V, Inc. and its subsidiaries.

Overview.

Sunburst Acquisitions V, Inc., a Colorado corporation (the “Company”) was incorporated under the laws of the State of Colorado on April 30, 1998, and is in the early developmental and promotional stages. On August 11, 2005, Onping Limited, a British Virgin Islands Corporation, wholly owned by Mr. Terence Ho, purchased an aggregate of 2,464,000 shares or approximately 90% of the issued and outstanding common stock of the Company from five of the Company’s then shareholders, pursuant to a purchase agreement dated June 21, 2005 (the “Onping Purchase Agreement”). Upon the closing of the transactions underlying the Onping Purchase Agreement and pursuant thereto, Mr. Terence Ho became the CEO and a director of the Company.

On October 26, 2016, the Company entered into a Stock Purchase Agreement (the “Sea Treasure Agreement”) with Sea Treasure Holdings Limited (“Sea Treasure”), a related party controlled by Mr. Ho, pursuant to which the Company issued an aggregate of 25,000,000 shares of common stock (the “Sea Treasure Purchase”), or approximately 91% of the Company’s issued and outstanding common stock to Sea Treasure, at an aggregate purchase price of approximately $250,000. Sea Treasure used its cash on hand to purchase the stock. Following the closing of the Sea Treasure Purchase, Mr. Ho held approximately 99% of the Company’s issued and outstanding common stock.

On December 8, 2016, the Company filed Articles of Amendment to its Amended Articles of Incorporation (the “Certificate of Amendment”) with the Secretary of State of the State of Colorado effecting an increase in the number of authorized shares of stock to 720,000,000, of which 700,000,000 are designated common stock and 20,000,000 are designated preferred stock.

The Company was a blank check company until the Company completed a reverse take-over transaction on November 13, 2017.

On November 13, 2017, a Share Exchange Agreement (the “Success Green Agreement”) was entered into by and among the Company, Success Green (Group) Limited, a British Virgin Islands business company (“Success Green BVI”) and Mr. Ho, being the beneficial owner of 27,464,000 shares of the Company’s common stock and also the sole shareholder of all of the issued share capital of Success Green BVI (the “SG Stock”).

Pursuant to the Share Exchange Agreement, upon surrender by Mr. Ho and the cancellation by Success Green BVI of the certificates evidencing the SG Stock as registered to Mr. Ho, and pursuant to the registration of the Company in the register of members maintained by Success Green BVI as the new holder of the SG Stock and the issuance of the certificates evidencing the aforementioned registration of the SG Stock in the name of the Company, the Company issued 72,265,000 shares (the “Acquisition Stock”) of the Company’s common stock to Mr. Ho. The Acquisition Stock collectively represents 72.27% of the issued and outstanding common stock of the Company immediately after the Closing, in exchange for the SG Stock, representing 100% of the issued share capital of Success Green BVI in a reverse merger, or the “RTO”. Following the RTO, Mr. Ho continues to be the majority beneficial owner of the Company’s common stock, holding 99.73% equity interest in the Company, and Success Green BVI and its subsidiary became wholly owned subsidiaries of the Company. As such, the Company is the 100% owner of ZhaoQing NengCheng Import and Export Co., Ltd. (“Nengcheng”), an operating company incorporated on July 3, 2012 under the laws of the PRC, through Success Green BVI.

Accounting Treatment of the RTO

For financial reporting purposes, the Share Exchange represents a business combination under common control where the sole shareholder of Success Green BVI is the beneficial shareholder of Sunburst Acquisitions V, Inc. Consequently, the assets and liabilities and the operations of Success Green BVI and its subsidiaries have been presented at their carrying values at the date of the transaction, the stockholders’ equity of the Company has been retrospectively restated to reflect the acquisition as recapitalization of the Company. The consolidated financial statements after completion of the Share Exchange will include the assets and liabilities of the Company and Success Green BVI, and the historical operations of Success Green BVI and operations of the combined entities (Sunburst Acquisition V and its wholly owned subsidiary Success Green BVI) from the closing date of the Share Exchange.

Through Nengcheng, we are a one-stop import service provider for third-party manufacturers who have needs for the import of various types of raw materials and half-finished goods. In the fiscal year of 2017, our primary revenues were generated from importing various types of cowhides and rubberwood square.  In the fiscal years of 2015 and 2016, our primary revenues were generated from importing various types of cowhides such as wet blue cowhide, rawhide, and wet-salted cowhide, which accounted for, in the aggregate, approximately 88.97% and 87.91% of our total revenues, respectively, and less significantly, scrap plastic which accounted for approximately 5.36% and 1.04% of our total revenues, respectively. For a service fee, we negotiate and enter into import supply orders with overseas suppliers on behalf of our customers, assist our customers to settle foreign exchange payments to suppliers, receive and inspect the imported raw material and goods once overseas suppliers ship them to seaports, clear customs on behalf of the customers and coordinate transportation of the raw material and goods from sea ports to our manufacturer customers. By utilizing our one-stop import services, our customers are able to access quality raw material and goods in the international market, without increasing administrative cost and expenses for obtaining and maintaining import and customs related licenses and permits.

Corporate History and Structure

We were incorporated in Colorado on April 30, 1998.

We became the 100% equity owner of Success Green BVI and its subsidiaries, Success Green HK, WOFE and Nengcheng, pursuant to the Success Green Agreement.

Success Green BVI was incorporated in British Virgin Islands on October 26, 2016, and is the 100% shareholder of Success Green International Limited, a Hong Kong corporation (“Success Green HK”); Success Green HK was incorporated on September 24, 2007.Success Green HK is the 100% owner of Shenzhen ZhenLongBao Investment Consulting Co., Ltd. (the “WOFE”), a company incorporated in the PRC as a wholly owned foreign enterprise on April 21, 2011.

As of March 14 2017, the two then shareholders of Nengcheng, Mr. Guangxiang He and Mr. Zhanling Lei, transferred to WOFE, 100% of the then issued and outstanding shares of Nengcheng, in exchange for a consideration of RMB 10 million (approximately $1,500,000) (the “Nengcheng Acquisition”). Pursuant to the Nengcheng Acquisition, Success Green BVI effectively assumed management of the business activities of Nengcheng and has the right to appoint all executives and senior management and the members of the board of directors of Nengcheng. Additionally, at the closing of the Nengcheng Acquisition, Mr. He continues to lead Nengcheng’s operations. Nengcheng was incorporated on July 3, 2012 under the laws of the PRC.

The following diagram illustrates our corporate structure as of the date of this Annual Report:

Our principal executive office is located at Room 2305A, 23/F, World-Wide House, 19 Des Voeux Road, Central, Hong Kong.

Our Services

As a one-stop import service provider, we procure, import, settle foreign exchange payments, clear customs, and set up delivery logistics for our customers, for raw materials, or half-finished products such as various types of cowhides, and various scrap plastics or other materials from overseas to the PRC market. Our customers of various cowhides such as wet blue cowhide, salt wet cowhide, and rawhide are located throughout China, while our scrap plastics and other recyclable materials customers are primarily located in the Guangdong province. During the fourth quarter of fiscal year ended December 31, 2017, we expanded our service offerings to include processed plastics. We believe the demand for processed plastics in the PRC market will continue to grow.

We provide our services to PRC manufacturer customers who have needs to minimize their cost in raw materials. The raw materials and half-finished goods that we procure from overseas on behalf of our clients typically are of higher quality than those available in the PRC market, while the ultimate costs of sourcing overseas including tariffs and other import taxes, and shipping expenses typically are cheaper than sourcing from the PRC market. For various types of cowhides, after our customers designate their preferred overseas suppliers, who are usually located in America, Central and South America, and Europe, we then negotiate with such overseas suppliers. Additionally, we are able to source scrap plastics from countries that have better recycling and waste sorting regulations and practices which in turn, produce better quality scrap plastics than those available in the PRC domestic market.

Our customers do not need to obtain or maintain the requisite import licenses and can rely on our services to import the raw materials and half-finished goods they need. Therefore, by engaging our services, our customers can access the international market for high quality raw materials and half-finished goods on a cost-effective basis.

Our typical sales cycle begins when our customers contact our sales team to engage our service in managing and completing the entire process of importing a specific product. After we are engaged, we then negotiate with our overseas supply partners or overseas suppliers preferred by our customers regarding the specific order of the raw materials, or half-finished products, for an import supply order with a price agreed upon by the overseas supplier and our customer.

Upon execution of the import supply order, as an import service provider, we then assist our customers in settling the foreign exchange payment, so the goods can be shipped by the overseas suppliers.

For our import logistics, we usually designate the goods to be shipped to the ports in Hong Kong, which clears customs faster than those in mainland China. After the goods clear customs in Hong Kong, they are shipped to the various seaports in mainland China that are closer and most cost-effective to each of our customers.

After the imported goods reach the ports in mainland China, our customs clearing team will settle any relevant customs tariff or tax in each port for our clients.

We provide logistics service to customers who need to transport the imported goods from the ports to their facilities. For those customers who have self-arranged to transport the imported goods, we provide liaison services to either store the goods in a port warehouse to be picked up, or contact the transportation arranged by our customers about the completion of customs clearing.

Competitive Advantage

We believe that the following competitive strengths enhance our position in the PRC market:

●	Our one-stop import service is more efficient than our competitors. Our management team and employees have extensive experiences in providing one-stop import services and have created our own business process that maximizes our efficiency to allow us to serve our customers. With our service, our customers are able to clear customs 2-3 days faster, on average compared to our competitors.

●	Our service is more cost-effective than our competitors. We charge a lower rate for our services than our similar competitors, as our experiences of over 20 years in coordinating international supply processes and customs clearing allow us to develop cost-effective and efficient business processes.

●	Word of mouth reputation. We have generated a significant amount of our business through word-of-mouth referrals from past and current customers. We expect to continue to generate substantial future revenues through word of mouth referrals.

Growth Plan

While we have established a close and stable working relationship with many of our customers, we have been growing the range of our services from various types of cowhides, to include scrap plastics in 2015. However, due to the PRC government’s recent restriction on the import of scrap plastics in 2016, we have transitioned away from customers needing scrap plastics, and have endeavored to build our customer base for those needing processed plastics, which we believe will see a steady rise in demand in the near future. Beginning in the fourth quarter of 2017, we have been engaged by a few well-established plastics producers including Guangdong Xiongsu Technology Group Co., Ltd., Midea Group Co. Ltd., and China Lesso Group Holdings Ltd. to provide import services to them.

Our long-term objective is to establish our company as the regional leader in providing one-stop import services in the processed plastics industry while continuing to steadily expand our supplier and customer base for the goods offering we currently provide, such as various types of cowhides.

As of the date of this filing, we expect to achieve this objective through the following strategies, although general market conditions and our financial results may require us to delay these strategies or establish alternative strategies:

●	Between the years of 2018 and 2020, we plan to reinforce our processed plastics customer base in Guangdong province and expand our customer base in Fujian province; add to our sales personnel; and establish working relationships with additional overseas suppliers.

●	Between the years of 2021 and 2023, we plan to expand our customer base to other provinces with significant demand for processed plastics such as Zhejiang, Hebei and Shandong; hire additional sales personnel; and establish working relationship with more overseas suppliers; we hope that by the end of fiscal 2023, we have relationships with at least 30 more overseas suppliers than we do as of the date of this filing.

Industry

The most significant product we have imported in 2017 were rubber wood timber, blue wet cowhide and raw cowhide.  The most significant product we have imported in 2015 and 2016 were various types of cowhides. According to China Leather Industry Information Center (the “Leather Report”), in 2016, the PRC leather industry imported raw cowhides from 35 countries, with America, Australia and Canada as the top three countries. According to the Leather Report, the PRC regions that imported the greatest volume of raw cowhides are the following provinces: Hebei, Shandong, Fujian, Jiangsu, and Guangdong. For our various types of cowhides, our customers are located throughout the PRC market.

Because our customers are third-party manufacturers of leather furniture and particularly leather couches, the demand and supply of leather couches in the PRC market impacts our business more significantly than the demand and supply of cowhides in the global market. According to the Leather Report, the PRC market of leather couches and other soft couches account for 50% of the global product of similar couches in 2016, according to China Intelligence Website, which predicts that the PRC market will continue to grow. Therefore, we believe that our customers who are third-party manufacturers of leather furniture and particularly leather couches will continue to engage our services.

Competition

Virtually all of our services are provided to customers located in the PRC market. Our major competitors are PRC-based import and export agency companies that are mainly located in such seaport cities as Tianjin, Qingdao, Xiamen of Fujian Province, and Guangdong. We primarily compete with other import and export comprehensive service companies such as Shenzhen Yidatong Enterprise Service Limited Company, Seacamels Network Inc. in the industry of import and export. Some of our competitors are import and export comprehensive service companies with online platforms, such as Tus-sound Environmental Resources Co., Ltd. which operates the online platform Yizaisheng O20, who are much larger than us in operation and sales revenue, have greater financial capabilities and longer operating history. The principal factors on which we compete are cost of service and efficiency of custom clearance. The demand for our one-stop services is significantly dependent on the general economy in the PRC and the PRC domestic demand for each of the goods in our offerings.

Suppliers

We enter into short-term supply orders in the ordinary course of business with the suppliers on behalf of our customers who are located outside of the PRC, pursuant to a form of supply order typically for a short term such as three-month term or less, at a fixed price. Though the fixed price of short-term orders does not entirely protect us and our customers against volatility in raw material prices, it nevertheless suits the business needs of our customers, who agree to such fixed prices. We enter into supply orders for the raw materials and half-finished goods that we import on behalf of our customers. Suppliers are either designated by our customers, or, for our scrap plastic and now processed plastics, are chosen by us depending on whether they supply goods that match the specifications of our customers.

In fiscal year 2017, the primary supply we sourced were arious types of cowhides and rubber wood timber.  Major suppliers were Xiangxiang Trade Co. Ltd, who supplied blue wet cowhide and raw cowhide to us, respectively, and accounted for 91% of our purchases on behalf of our customers in 2017. In fiscal years 2015 and 2016, the primary supply we sourced were various types of cowhides. For our offerings such as various types of cowhides, we do not rely on any primary suppliers since our customers request us to source from their preferred suppliers. A major supplier preferred by our cowhides customers is Xiangxiang Trade Ltd., which supplied blue wet cowhide and raw cowhide, and accounted for 77.09% and 74.58% of our cost of supply in fiscal year 2015 and fiscal year 2016, respectively.

For our scrap plastic and processed plastics, we have working relationship with suppliers located in Southeast Asia, and are in the process of searching and negotiating with additional suppliers to expand our supplier base.

Marketing and Customers

We currently generate new businesses primarily through word of mouth referrals from past and current customers. We intend to expand our sales and marketing team to accommodate our growing operation in providing processed plastics related services.

We enter into import service agreements with our customers when they first become our customer. The import service agreements stipulate our service fees, our duties and responsibilities and other customary terms and conditions.

Our top customers in fiscal year 2016 and fiscal year 2017 have been furniture manufacturing companies that use leather as part of their product components. In fiscal year 2016, our top 5 customers were Huizhou City Bowei Leather Product Limited Company, whom we mainly represented to import wet-salted horse leather, blue wet cowhide and raw cowhide; Fujian province Jinjiang City An’hai Qiuxia Leather Limited Company, whom we mainly represented to import blue wet cowhide; Zhaoqing City Huangcheng Leather Limited Company, whom we mainly represented to import wet-salted cowhide and raw cowhide; Guangzhou City Xinchi Leather Limited Company, whom we mainly represented to import blue wet cowhide and raw cowhide; Huaiyang County Luhui Textile Limited Company, whom we mainly represented to import raw cowhide. Our top 5 customers collectively accounted for 37.11% of our revenues in fiscal year 2016.

In fiscal year 2017, our top 5 customers were Kuang Ye Trading Company Limited, Foshan City Shunde District Lecong Town Kui Xiang Timber Sales Office, Foshan City Hong De Kai Trading Company Limited, Shao Xun Hua, Foshan City Xin Tai Wood Supply Chain Management Company Limited. Our top 5 customers collectively accounted for 86% of our revenues in fiscal year 2017.

We primarily enter into purchase orders with our top customers. Each purchase order governs each transaction or order that our customers place with us. Purchase orders are typically short term based, effective from the time of the orders are placed until our services are delivered. We do not renew our purchase orders with our top customers, and they each place a new order with us for each new transaction. Our form of purchase order includes our service fee, which is a percentage of the total payment of the goods imported. Our form of purchase order also indicates that payment in full is due within 15 days of the completion of our services.

In our processed plastics service offering, we have been engaged by Guangdong Xiongsu Technology Group Co., Ltd., Midea Group Co., Ltd., and China Lesso Group Holdings Ltd. in fiscal year 2017.

Research and Development

We have not incurred any cost or expenses in research and development in the fiscal years ended December 31, 2016 and 2017. In light of our objective to strengthen our position as a one-stop import service provider that has a significantly strong practice in processed plastics, we intend to increase spending in research and development to identify overseas suppliers of processed plastics that will meet the specific specifications, quality and cost requirements of our customers.

Facilities/Properties

For Nengcheng’s operation, we lease an office space from a third-party in Dasha Town, City of Sihui Guangdong province, for an annual rent of RMB 10,000 (approximately $1,500). We have an unlimited term under this lease and can lease the premise for as long as we wish, and can terminate the lease without penalty.

We believe our facility is sufficient for our current operation.

Employees

As of the date of report, we had approximately 23 employees, 3 of which are full-time, and 20 of which are part-time. There is no labor union. We believe our relations with our employees are good.

Legal Proceedings

Except for the disclosure below, we are not currently a party to any litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business, operating results, cash flows or financial condition.

SEC Revokes Registration Of Securities Of Sunburst Acquisitions V, Inc. For Failure To Make Required Periodic Filings

On April 26, 2017, the SEC instituted public administrative proceedings to determine whether to revoke or suspend for a period not exceeding twelve months the registration of each class of our securities for failure to make required periodic filings with the SEC. In this Order, the Division of Enforcement (“Division”) alleged that the Company was delinquent in its required periodic filings with the Commission. The SEC informed the Company that pursuant to Section 12(j), Securities Exchange Act of 1934, as amended (the “Exchange Act”) a hearing would be scheduled before an Administrative Law Judge. At the hearing, the judge would hear evidence from the Division and the Company to determine whether the allegations of the Division contained in the Order, which the Division alleged constituted failures to comply with Exchange Act Section 13(a) and Rules 13a-1 and 13a-13 thereunder, were true. The Judge in the proceeding then determined whether the registrations pursuant to Exchange Act Section 12 of each class of our securities should be revoked or suspended for a period not exceeding twelve months. The SEC ordered that the Judge issue an initial decision not later than 120 days from the date of service of the order instituting proceeding.

On October 4, 2017, the SEC revoked the registration of each class of our registered securities pursuant to Section 12(j) of the Exchange Act for failure to comply with Section 13(a) of the Exchange Act and Rules 13a-1 and 13a-13 thereunder by failing to make required periodic filings with the SEC.

We filed a Registration Statement on Form 10 to re-register our common stock under Section 12(g) of the Exchange Act on November 13, 2017, as amended on January 18, 2018 and February 28, 2018 and such Registration Statement became effective automatically on January 12, 2018, 60 days following the initial filing of the Form 10.

Tax

Nengcheng, as a PRC entity, is subject to enterprise income tax (“EIT”) according to applicable PRC tax rules and regulations.

PRC enterprises are required to prepay the EIT on a monthly or quarterly basis and to file provisional EIT returns with the tax authorities within 15 days of the end of each quarter based on actual monthly or quarterly profits. Enterprises that have difficulty in paying monthly or quarterly tax based on actual monthly or quarterly profits may make payments based on the monthly or quarterly average taxable income in the preceding calendar year, or by any other methods approved by the relevant tax authorities. Nengcheng has filed all quarterly EIT returns based on actual quarterly profits since its inception.

Final settlement of tax liability must be made within five months of the end of each calendar year, and all EIT returns shall be based on Chinese GAAP.

 Regulations and Governmental Approvals

The following summarizes the principal PRC regulations related to our business operations.

Import Related Regulations

We are required to comply with the Customs Law established by the PRC, which establishes regulations related to import/export of merchandise from or to China. The regulations define the criteria for the supervision of the transport of merchandise to and from China.

To qualify as an entity permitted to import goods into the PRC, the entity is required to include foreign trade in the scope of business of its business permit, and must hold currently valid permits such as Registration Form for Foreign Trade Manager, Registration of Declaration Entities. Continuing qualification requires an entity to file the requisite annual records with the relevant bureaus of administration of industry and commerce, the ministry of the foreign trade and economic cooperation and the PRC Customs. Since Nengcheng’s scope of operation is foreign trade, and Nengcheng holds the required and currently valid permits such as Registration Form for Foreign Trade Manager, Registration of Declaration Entities, Nengcheng is permitted to engage in import business activities.

To maintain ongoing compliance of our import business activities, we are required to file annual records with or subject to annual inspection from PRC regulatory procedures such registering with the Administration of Commerce and Industry, Ministry of Foreign Trade and Economic Cooperation, Foreign Trade and Economics Department, and PRC Customs.

To import various types of cowhides, we comply with the PRC regulations and do not import from countries on the banned list of import of animal and animal products. For import of raw cowhides, we obtain the raw cowhide import permit from the Entry-Exit Inspection and Quarantine, Office of Animal and Botanical Quarantine Inspection, from the province that the ports are located.

The import of our scrap plastic and processed plastic is subject to the regulation of Solid Waste Import Management Regulations. Pursuant to the Solid Waste Import Management Regulations, import of recyclable plastic requires environmental protection permits. Nengcheng holds all requisite permits as of the date of this annual report.

Provisions on Foreign Investment

All limited liability companies and joint stock limited companies incorporated and operating in the PRC are governed by the Company Law of the People’s Republic of China, or the Company Law, which was amended and promulgated by the Standing Committee of the National People’s Congress on December 28, 2013 and came into effect on March 1, 2014. In the latest amendment, paid-in capital registration, minimum requirement of registered capital and timing requirement of capital contribution were abolished. Foreign invested projects must also comply with the Company Law, with exceptions as specified in foreign investment laws.

With respect to the establishment and operation of wholly foreign-owned projects, or WFOE, the MOFCOM, and the National Development and Reform Commission, or NDRC, promulgated the Catalogue of Industries for Guiding Foreign Investment, or the Catalogue, as amended from time to time and the latest amendment was on June 28, 2017, which took effect on July 28, 2017 (“Catalogue (2017)”) and replaced the previous amendment (“Catalogue (2015)”). The Catalogue serves as the main basis for management and guidance for the MOFCOM to manage and supervise foreign investments. The Catalogue divides industries for foreign investment into three categories: encouraged, restricted and prohibited. Those industries not set out in the Catalogue shall be classified as industries permitted for foreign investment. According to the Catalogue (2015) and the Catalogue (2017), the provision of import related services is neither restricted nor prohibited.

On September 3, 2016, the Standing Committee of the National People’s Congress promulgated the Decision of the Standing Committee of the National People’s Congress on Amending Four Laws Including the Law of the People’s Republic of China on Wholly Foreign-owned Enterprises (the “Decision”), which provides record-filing in lieu of administrative approval for the establishments and alterations of foreign invested enterprises (the “FIEs”) not subject to special administrative measures. On October 8, 2016, the MOFCOM issued the Interim Measures for Record-filing for the Establishment and Alteration of Foreign-invested Enterprises (the “Interim Measure”), and the MOFCOM and the NDRC jointly issued a statement (the “Joint Statement”), clarifying that the special administrative measures in this case are implemented by referencing the Catalogue. To be specific, the special administrative measures to be implemented are the restricted and prohibited industry categories as well as encouraged industry categories having shareholding and executive management requirements prescribed in the Catalogue. Since then, FIE establishments and alterations that are not subject to special administrative measures have been changed from a pre-approval system to a more standardized and convenient filing process. On June 30, 2017, the MOFCOM further revised the “Interim Measures.” The modification includes among others that where a non-foreign-invested enterprise changes into a foreign-invested enterprise due to acquisition, consolidation by merger or otherwise, which is subject to record-filing as stipulated in the Measures, it shall complete the record-filing formalities for incorporation and submit the Incorporation Application in accordance with Paragraph 1 hereof mutatis mutandis.

Nengcheng has completed the registration as a wholly owned foreign enterprise on March 14, 2017 and the Administrative Bureau for Industry and Commerce of Shanxi Province has issued Nengcheng the relevant business license on the same date.

Regulations on Foreign Exchange

Foreign Exchange Settlement

The Circular of the State Administration of Foreign Exchange on Reforming the Management Approach regarding the Settlement of Foreign Exchange Capital of Foreign-invested Enterprises, which was promulgated by the SAFE on March 30, 2015 and became effective as of June 1, 2015, adopts the approach of discretional foreign exchange settlement, under which the foreign exchange capital in the capital account of a foreign-invested enterprise for which the foreign-invested enterprise has obtained confirmation by the local SAFE branches regarding the rights and interests of monetary contribution (or the book-entry registration of monetary contribution by the banks) can be settled at the banks based on the actual operation needs of such foreign-invested enterprise. The capital in Renminbi obtained by the foreign-invested enterprise from the discretionary settlement of foreign exchange capital shall be managed under the account pending for foreign exchange settlement payment. The proportion of discretionary settlement of foreign exchange capital is temporarily determined as 100%, subject to the adjustment of the SAFE.

Regulations Relating to Employment and Social Insurance

Pursuant to the PRC Labor Law effective as of January 1, 1995 (as amended on August 27, 2009), and the PRC Labor Contract Law effective as of January 1, 2008 (as amended on December 28, 2012), a written labor contract shall be executed by employer and an employee when the employment relationship is established, and an employer is under an obligation to sign an unlimited-term labor contract with any employee who has worked for the employer for ten consecutive years. Further, if an employee requests or agrees to renew a fixed-term labor contract that has already been entered into twice consecutively, the resulting contract must have an unlimited term, with certain exceptions. All employers are required to establish a system for labor safety and sanitation, strictly abide by state rules and standards and provide employees with appropriate workplace safety training. Moreover, all PRC enterprises are generally required to implement a standard working time system of eight hours a day and forty hours a week, and if the implementation of such standard working time system is not appropriate due to the nature of the job or the characteristics of business operation, the enterprise may implement a flexible working time system or comprehensive working time system after obtaining approvals from the relevant authorities.

Pursuant to the Social Insurance Law of China effective from July 1, 2011, and the Housing Fund Regulation which was amended and became effective on March 24, 2002, employers in China shall pay contributions to the social insurance plan and the housing fund plan for their employees, and such contribution amount payable shall be calculated based on the employee actual salary in accordance with the relevant regulations.

Regulations on Tax

PRC Enterprise Income Tax Law

In January 2008, the PRC Enterprise Income Tax Law, or the EIT Law, took effect (revised and took effect on February 24, 2017). The EIT Law applies a uniform 25% enterprise income tax rate to both foreign-invested enterprises and domestic enterprises, except where tax incentives are granted to special industries and projects. An enterprise established outside China with “de facto management bodies” within China is considered a “resident enterprise” for PRC enterprise income tax purposes and is generally subject to a uniform 25% enterprise income tax rate on its worldwide income. According to the EIT Law and its implementation regulations, certain high and new technology enterprises which have proprietary intellectual property rights and simultaneously meet the prescribed requirements as stipulated in the implementation regulations of the EIT Law and other relevant regulations are permitted to enjoy a reduced EIT rate of 15%.

Under the EIT Law and its implementation regulations, dividends generated from the business of a PRC subsidiary after January 1, 2008 and payable to its foreign investor may be subject to a withholding tax rate of 10% if the PRC tax authorities determine that the foreign investor is a non-resident enterprise, unless there is a tax treaty with China that provides for a preferential withholding tax rate. Distributions of earnings generated before January 1, 2008 are exempt from PRC withholding tax.

Under the PRC Enterprise Income Tax Law, an enterprise established outside China with “de facto management bodies” within China is considered a “resident enterprise” for PRC enterprise income tax purposes and is generally subject to a uniform 25% enterprise income tax rate on its worldwide income. The implementing regulations of the EIT Law define the term “de facto management bodies” as a management body which substantially manages, or has control over the business, personnel, finance and assets of an enterprise. On April 22, 2009, the State Administration of Taxation, or SAT issued the Circular on Issues Concerning the Identification of Chinese-Controlled Overseas Registered Enterprises as Resident Enterprises in Accordance With the Actual Standards of Organizational Management, or Circular 82, which provides certain specific criteria for determining whether the “de facto management bodies” of a PRC-controlled enterprise that is incorporated offshore is located in China. However, there are no further detailed rules or precedents governing the procedures and specific criteria for determining “de facto management body.”

PRC Value-added Tax Law

Pursuant to the Interim Regulations on Value-added Tax of China, or VAT Regulations which was promulgated by the State Council on December 13, 1993 and became effective as of January 1, 1994 and further amended on November 10, 2008 and February 6, 2016, and the last amendment of which became effective on February 6, 2016, all units and individuals engaging in the sale of goods, provision of processing, repair and fitting services, and importation of goods within the territory of China are taxpayers of value-added tax( or VAT), and shall pay VAT in accordance with the VAT Regulations. According to the VAT Regulations, a VAT tax rate at 13% or 17% applies to the Chinese enterprises unless otherwise exempted or reduced according to the VAT Regulations and other relevant regulations.

We have abided by the relevant PRC tax laws in our operation.

Seasonality

We believe our operation and sales do not experience seasonality.

Item 1A. RISK FACTORS

An investment in our common stocks involves significant risks. You should carefully consider all of the information in this report, including the risks and uncertainties described below, before making an investment in our common stocks. Any of the following risks could have a material adverse effect on our business, financial condition and results of operations. In any such case, the market price of our common stocks could decline, and you may lose all or part of your investment.

Risks Related to Our Business and Industry

We have a limited operating history with our current business model, which makes it difficult to predict our future prospects and financial performance.

We have a short operating history with our current business model, since Nengcheng was established in 2012. Our business has generated limited gross revenues, and may not produce significant gross revenues in the near term, or at all, which may harm our ability to obtain additional financing and may require us to reduce or discontinue our operations. You must consider our business and prospects in light of the risks and difficulties we may encounter as an early-stage operating company in a new and rapidly evolving industry. We may not be able to successfully address these risks and difficulties, which could significantly harm our business, operating results and financial condition.

We have incurred operating losses in the past, expect to incur operating losses in the future and may never achieve or maintain profitability.

We began operations in 2012 and for all of our history we have experienced net losses and negative cash flows from operations. As of December 31, 2017, the Company had accumulated deficits of $1,981,384 and working capital deficit of current liabilities exceeding current assets by approximately $10.6 million due to the substantial losses in operation in previous periods. We expect our operating expenses to increase in the future as we expand our operations. If our revenue and gross profit do not grow at a greater rate than our operating expenses, we will not be able to achieve and maintain profitability. We expect to incur significant losses in the future for a number of reasons, including without limitation the other risks and uncertainties described herein. Additionally, we may encounter unforeseen operating or legal expenses, difficulties, complications, delays and other factors that may result in losses in future periods. If our expenses exceed our revenue, we may never achieve or maintain profitability and our business may be harmed.

For as long as we are an emerging growth company, we will not be required to comply with certain reporting requirements, including those relating to accounting standards and disclosure about our executive compensation, that apply to other public companies.

In April 2012, President Obama signed into law the JOBS Act. We are classified as an “emerging growth company” under the JOBS Act. For as long as we are an emerging growth company, which may be up to five full fiscal years, unlike other public companies, we will not be required to, among other things, (i) provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act, (ii) comply with any new requirements adopted by the PCAOB requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (iii) provide certain disclosure regarding executive compensation required of larger public companies or (iv) hold nonbinding advisory votes on executive compensation. We will remain an emerging growth company for up to five years, although we will lose that status sooner if we have more than $1.0 billion of revenues in a fiscal year, have more than $700 million in market value of our common stock held by non-affiliates, or issue more than $1.0 billion of non-convertible debt over a three-year period.

To the extent that we rely on any of the exemptions available to emerging growth companies, you will receive less information about our executive compensation and internal control over financial reporting than issuers that are not emerging growth companies. If some investors find our common stock to be less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We incur increased costs as a result of being a public company, particularly after we cease to qualify as an “emerging growth company.”

We recently become a public company on January 12, 2018 upon automatic effectiveness of our registration statement on Form 10, and as such, we now expect to incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC, impose various requirements on the corporate governance practices of public companies. As an “emerging growth company” pursuant to the JOBS Act, we may take advantage of specified reduced reporting and other requirements that are otherwise applicable generally to public companies. We expect these rules and regulations to increase our legal and financial compliance costs and to make some corporate activities more time-consuming and costly. After we are no longer an “emerging growth company,” we expect to incur significant additional expenses and devote substantial management effort toward ensuring compliance with increased disclosure requirements.

We may not be able to manage our business expansion and strategic acquisitions effectively.

We plan to continue to expand our presence through organic growth and strategic acquisitions. In particular, to support our continued growth and to strengthen our market share, we may acquire similar service companies in other regions to expand geographically. This will result in substantial demands on our management and on our operational, technological and other resources. To manage our expected growth, we will be required to expand our existing managerial, operational, technological and financial systems. We also need to expand, train, manage and retain our growing employee base. Significant financial resources may also be needed to support our planned growth. We cannot assure you that our current and planned managerial, operational, technological and financial systems will be adequate to support our future operations, or that we will be able to effectively and efficiently manage the growth of our operations or recruit and retain qualified personnel. There is no assurance that we will be able to obtain financial resources at commercial terms that are acceptable to us on a timely basis, or at all, to support our planned growth. Any failure to effectively and efficiently manage our expansion may materially and adversely affect our ability to capitalize on new business opportunities, which in turn may have a material adverse effect on our financial condition and results of operations.

In addition, as a core part of our growth strategy, we intend to pursue selective strategic acquisitions and maximize synergies through integration of acquired entities. Our strategic acquisitions involve substantial risks and uncertainties, including:

●	our ability to identify and acquire targets in a cost-effective manner;
●	our ability to obtain approval from relevant government authorities for the acquisitions and to comply with applicable rules and regulations for acquisitions;
●	our ability to obtain financing to support our acquisitions;
●	our ability to obtain financing to support our acquisitions;
●	our ability to generate sufficient revenue to offset the costs and expenses of acquisitions, including the possibility of failure to achieve the intended revenue and other benefits expected from the acquisitions;
●	our ability to generate sufficient revenue to offset the costs and expenses of acquisitions, including the possibility of failure to achieve the intended revenue and other benefits expected from the acquisitions;
●	potential ongoing financial obligations in connection with the acquisitions, including any expenses in connection with impairment of goodwill recognized in connection with the acquisitions and potential unforeseen or hidden liabilities of any acquired entity, such as litigation claims or tax liabilities;
●	potential ongoing financial obligations in connection with the acquisitions, including any expenses in connection with impairment of goodwill recognized in connection with the acquisitions and potential unforeseen or hidden liabilities of any acquired entity, such as litigation claims or tax liabilities;
●	the diversion of resources and management attention from our existing businesses; and
●	the diversion of resources and management attention from our existing businesses; and
●	potential loss of, or harm to, employee or customer relationships as a result of ownership changes in the acquired entities.
●	potential loss of, or harm to, employee or customer relationships as a result of ownership changes in the acquired entities.

If any one or more of these risks or uncertainties materializes or if any of the strategic objectives we contemplate are not achieved, our strategic acquisitions may not be beneficial to us and may have a material adverse effect on our business, financial condition and results of operations.

We may not be able to successfully integrate businesses that we acquire, which may cause us to lose anticipated benefits from such acquisitions and to incur significant additional expenses.

We may not successfully integrate our operations and the operations of Nengcheng that we have acquired in a timely manner, or at all, and we may not realize the anticipated benefits or synergies of the acquisitions to the extent, or in the timeframe, we anticipated, which may have a material adverse effect on our business, financial condition and results of operations. The main challenges involved in integrating acquired entities include the following:

●	consolidating service offerings;
●	retaining qualified education professionals of any acquired entity;
●	consolidating and integrating corporate information technology and administrative infrastructure;
●	ensuring and demonstrating to customers that the acquisitions will not result in any adverse changes to our brand image, reputation, service quality or standards;
●	preserving strategic, marketing or other important relationships of any acquired entity and resolving potential conflicts that may arise with our key relationships; and
●	minimizing the diversion of our management’s attention from ongoing business concerns.

If we fail to successfully execute our growth strategies, our business and prospects may be materially and adversely affected.

Our growth strategies include further promoting our one-stop import service program to customers that require import services throughout the PRC market, expanding our additional raw materials and half-finished goods offerings and establishing working relationship with additional ports that we currently do not operate in. We may not succeed in executing these growth strategies due to a number of factors, including the following:

●	we may fail to further promote our one-stop import service program;
●	we may not be successful in effectively expanding our customer base is to outside of the region we are currently operating, or build additional sources of revenues from adding the import of new raw materials or half-finished goods;
●	we may not be able to establish a good working relationship with additional ports that would be most convenient and cost-effective for our customers;
●	we may not be able to identify suitable targets for acquisitions and partnership.

If we fail to successfully execute our growth strategies, we may not be able to maintain our growth rate and our business and prospects may be materially and adversely affected as a result.

We rely on overseas cargo agents to provide services to us and to our customers, and our ability to conduct business successfully may be affected if we are unable to maintain our relationships with these overseas cargo agents.

We rely on the services of independent cargo agents, who may also be providing services to our competitors, which may include consolidating and deconsolidating various shipments. Although we believe our relationships with our cargo agents are satisfactory, we may not be able to maintain these relationships. If we were unable to maintain these relationships or develop new relationships, our service levels, operating efficiency, future freight volumes and operating profits may be reduced which will adversely impact our results of operations in future periods.

We incur significant credit risks in the operation of our business which could reduce our operating profits.

Various aspects of import services involve significant credit risks. As part of our service, we first pay the cost of customs clearance, such as tarrifs and other taxes, on behalf of our customers, before we bill our customers for the cost. We endeavor to maintain tight credit controls and to avoid doing business with customers we believe may not be creditworthy. While we have not yet encountered incurring losses for customers to whom we extended credit and either delayed their payments to us or became unable or unwilling to pay our invoices after we completed shipment of their goods or rendered other services to them, we cannot guarantee that we will not incur such losses in the future.

We may not be able to adequately protect our intellectual property.

Unauthorized use of any of our intellectual property may adversely affect our business and reputation. We rely on a combination of copyright, trademark and trade secrets laws to protect our intellectual property rights. Nevertheless, third-parties may obtain and use our intellectual property without due authorization. The practice of intellectual property rights enforcement action by Chinese regulatory authorities is in its early stage of development and is subject to significant uncertainty. We may also need to resort to litigation and other legal proceedings to enforce our intellectual property rights. Any such action, litigation or other legal proceedings could result in substantial costs and diversion of our management’s attention and resources and could disrupt our business. In addition, there is no assurance that we will be able to enforce our intellectual property rights effectively or otherwise prevent others from the unauthorized use of our intellectual property. Failure to adequately protect our intellectual property could materially and adversely affect our business, financial condition and results of operations.

We may encounter disputes from time to time relating to our use of intellectual property of third parties.

We cannot be certain that third parties will not claim that our business infringes upon or otherwise violates patents, copyrights or other intellectual property rights that they hold. Any claims against us, with or without merit, could be time consuming and costly to defend or litigate, divert our management’s attention and resources or result in the loss of goodwill associated with our brand. If a lawsuit against us is successful, we may be required to pay substantial damages and/or enter into royalty or license agreements that may not be based upon commercially reasonable terms, or we may be unable to enter into such agreements at all.

We may not be able to achieve the benefits we expect from recent and future acquisitions, and recent and future acquisitions may have an adverse effect on our ability to manage our business.

We have made and intend to continue to make acquisitions or equity investments in additional businesses that complement our existing business. We may not be able to successfully integrate acquired businesses and we may not have control over the businesses or operations of our minority equity investments, the value of which may decline over time. As a result, our business and operating results could be harmed. In addition, if the businesses we acquire or invest in do not subsequently generate the anticipated financial performance or if any goodwill impairment test triggering event occurs, we may need to revalue or write down the value of goodwill and other intangible assets in connection with such acquisitions or investments, which would harm our results of operations. In addition, we may be unable to identify appropriate acquisition or strategic investment targets when it is necessary or desirable to make such acquisition or investment to remain competitive or to expand our business. Even if we identify an appropriate acquisition or investment target, we may not be able to negotiate the terms of the acquisition or investment successfully, finance the proposed transaction or integrate the relevant businesses into our existing business and operations.

If our senior management is unable to work together effectively or efficiently or if we lose their service, our business may be severely disrupted.

Our success heavily depends upon the continued services of our management. In particular, we rely on the expertise and experience of Mr. Terence Ho, our CEO and Chairman. If Mr. Ho or one or more of our senior management were unable or unwilling to continue in their present positions, we might not be able to replace them easily or at all, and our business, financial condition and results of operations may be materially and adversely affected. If Mr. Ho or any of our senior management joins a competitor or forms a competing business, we may lose our employees, and other key professionals and staff members. If any dispute arises between our officers and us, we may have to incur substantial costs and expenses in order to enforce such agreements in China or we may be unable to enforce them at all.

We have limited insurance coverage for our operations in China, which could expose us to significant costs and business disruption.

We do not maintain any liability insurance or property insurance policies covering equipment and facilities for injuries, death or losses due to fire, earthquake, flood or any other disaster. Consistent with customary industry practice in China, we do not maintain business interruption insurance, nor do we maintain key-man life insurance. We maintain medical insurance for our management in China. As the insurance industry in China is still in an early stage of development, insurance companies in China currently offer limited business-related insurance products. We do not maintain business interruption insurance. We cannot assure you that our insurance coverage is sufficient to prevent us from any loss or that we will be able to successfully claim our losses under our current insurance policy on a timely basis, or at all. If we incur any loss that is not covered by our insurance policies, or the compensated amount is significantly less than our actual loss, our business, financial condition and results of operations could be materially and adversely affected.

Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs, access to capital and cost of capital.

The capital and credit markets have previously experienced extreme volatility and disruption, including, among other things, extreme volatility in securities prices, severely diminished liquidity and credit availability, ratings downgrades of certain investments and declining valuations of others. Governments have taken unprecedented actions intended to address extreme market conditions that have included severely restricted credit and declines in real estate values. In some cases, the markets have exerted downward pressure on availability of liquidity and credit capacity for certain issuers. While historically these conditions have not impaired our ability to utilize our current credit facilities and finance our operations or obtaining advances from our shareholders, there can be no assurance that there will not be deterioration in financial markets and confidence in major economies such that our ability to access credit markets and finance our operations might be impaired. Without sufficient liquidity, we may be forced to curtail our operations and any planned expansion. Adverse market conditions may limit our ability to replace, in a timely manner, maturing liabilities and access the capital necessary to operate and grow our business. As such, we may be forced to delay raising capital or bear an unattractive cost of capital which could decrease our profitability and significantly reduce our financial flexibility. The tightening of credit in financial markets could adversely affect the ability of our customers to obtain financing for purchases of our products and could result in a decrease in or cancellation of orders for our products. Our results of operations, financial condition, cash flows and capital position could be materially adversely affected by disruptions in the financial markets.

We are in the process of engaging a broker-dealer to quote our stock on the OTC market. If and when our stock is quoted to trade on the OTC market, our stock price may be negatively affected if we become subject to the recent scrutiny, criticism and negative publicity involving U.S. listed Chinese companies.

Recently, U.S. publicly reporting companies that have substantially all of their operations in China, particularly companies like us which have completed share exchanges or reverse merger transactions, have been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the SEC. Much of the scrutiny, criticism and negative publicity has centered around financial and accounting irregularities and mistakes, a lack of effective internal controls over financial accounting, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud. As a result of the scrutiny, criticism and negative publicity, the publicly traded stock of many U.S.-listed Chinese companies has sharply decreased in value and, in some cases, has become virtually worthless. Many of these companies are now subject to shareholder lawsuits and SEC enforcement actions, and are conducting internal and external investigations into the allegations. It is not clear what effect this sector-wide scrutiny, criticism and negative publicity will have on our Company, our business and our stock price. If we become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we will have to expend significant resources to investigate such allegations and/or defend our company. This situation will be costly and time consuming and distract our management from growing our company. If such allegations are not proven to be groundless, our company and business operations will be severely negatively affected and your investment in our stock could be rendered worthless.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

As of December 31, 2017, the Company had accumulated deficits of $ 1,981,384 and working capital deficit of current liabilities exceeding current assets by approximately $10.6 million due to the substantial losses in operation in previous periods. The future of our company is dependent upon future profitable operations from Nengcheng and the continuing financial support from our stockholders or other capital sources. Our management will need to seek additional financing in the future. In addition, the presence of the going concern explanatory paragraph may have an adverse impact on our relationship with third parties with whom we do business, including our customers, vendors and employees and could make it challenging and difficult for us to raise additional debt or equity financing to the extent needed, all of which could have a material adverse impact on our business, results of operations and financial condition. These conditions raise substantial doubt about our company’s ability to continue as a going concern. Although there are no assurances that our plans will be realized, our management believes that we will be able to continue operations in the future.

Additionally, we cannot assure you that we will be able to generate net profits or positive cash flow from operating activities in the future. Our ability to achieve profitability will depend in large part on our ability to increase our operating margin, either by growing our revenues at a rate faster than our operating expenses increase, or by reducing our operating expenses, especially our sales and market expenses, as a percentage of our net revenues. As a result of the foregoing, we believe that we may continue to incur net losses for a period of time in the future.

Risks Relating to Our Corporate Structure

The draft Foreign Investment Law proposes sweeping changes to the PRC foreign investment legal regime and will likely to have a significant impact on businesses in China controlled by foreign invested enterprises primarily through contractual arrangements, such as our business.

On January 19, 2015, MOFCOM published a draft of the PRC Law on Foreign Investment (Draft for Comment), or the Foreign Investment Law, which is open for public comments until February 17, 2015. At the same time, MOFCOM published an accompanying explanatory note of the draft Foreign Investment Law, or the Explanatory Note, which contains important information about the draft Foreign Investment Law, including its drafting philosophy and principles, main content, plans to transition to the new legal regime and treatment of business in China controlled by foreign invested enterprises, or FIEs, primarily through contractual arrangements. The draft Foreign Investment Law is intended to replace the current foreign investment legal regime consisting of three laws: the Sino-Foreign Equity Joint Venture Enterprise Law, the Sino-Foreign Cooperative Joint Venture Enterprise Law and the Wholly Foreign-Invested Enterprise Law, as well as detailed implementing rules. The draft Foreign Investment Law proposes significant changes to the PRC foreign investment legal regime and may have a material impact on Chinese companies listed or to be listed overseas. The proposed Foreign Investment Law is to regulate FIEs the same way as PRC domestic entities, except for those FIEs that operate in industries deemed to be either “restricted” or “prohibited” in a “Negative List.” Because the Negative List has yet to be published, it is unclear whether it will differ from the current list of industries subject to restrictions or prohibitions on foreign investment (including our industry). The draft Foreign Investment Law also provides that only FIEs operating in industries on the Negative List will require entry clearance and other approvals that are not required of PRC domestic entities. As a result of the entry clearance and approvals, certain FIE’s operating in industries on the Negative List may not be able to continue to conduct their operations through contractual arrangements.

There is substantial uncertainty regarding the draft Foreign Investment Law, including, among others, what the actual content of the law will be as well as the adoption timeline or effective date of the final form of the law. While such uncertainty exists, we cannot determine whether the new foreign investment law, when it is adopted and becomes effective, will not have a material positive or negative impact on our corporate structure and business.

RISKS RELATED TO DOING BUSINESS IN CHINA

Substantially all of our assets are located in the PRC and substantially all of our revenues are derived from our operations in China, and changes in the political and economic policies of the PRC government could have a significant impact upon the business we may be able to conduct in the PRC and accordingly on the results of our operations and financial condition.

Our business operations may be adversely affected by the current and future political environment in the PRC. The Chinese government exerts substantial influence and control over the manner in which we must conduct our business activities. Our ability to operate in China may be adversely affected by changes in Chinese laws and regulations, including those relating to taxation, import and export tariffs, raw materials, environmental regulations, land use rights, property and other matters. Under the current government leadership, the government of the PRC has been pursuing economic reform policies that encourage private economic activities and greater economic decentralization. There is no assurance, however, that the government of the PRC will continue to pursue these policies, or that it will not significantly alter these policies from time to time without advance notice.

Our operations are subject to PRC laws and regulations that are sometimes vague and uncertain. Any changes in such PRC laws and regulations, or the interpretations thereof, may have a material and adverse effect on our business.

The PRC’s legal system is a civil law system based on written statutes. Unlike the common law system prevalent in the United States, decided legal cases have little value as precedent in China. There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including but not limited to, governmental approvals required for conducting business and investments, laws and regulations governing the battery industry, national security-related laws and regulations and export/import laws and regulations, as well as commercial, antitrust, patent, product liability, environmental laws and regulations, consumer protection, and financial and business taxation laws and regulations.

The Chinese government has been developing a comprehensive system of commercial laws, and considerable progress has been made in introducing laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade. However, because these laws and regulations are relatively new, and because of the limited volume of published cases and judicial interpretation and their lack of force as precedents, interpretation and enforcement of these laws and regulations involve significant uncertainties. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively.

PRC regulations relating to acquisitions of PRC companies by foreign entities may create regulatory uncertainties that could restrict or limit our ability to operate, including our ability to pay dividends. Our failure to obtain the prior approval of the China Securities Regulatory Commission, or the CSRC, for any offering of our common stock could have a material adverse effect on our business, operating results, reputation and trading price of our common stock.

The PRC State Administration of Foreign Exchange, or “SAFE,” issued a public notice in November 2005, known as Circular 75, concerning the use of offshore holding companies in mergers and acquisitions in China. The public notice provides that if an offshore company controlled by PRC residents intends to acquire a PRC company, such acquisition will be subject to registration with the relevant foreign exchange authorities. The public notice also suggests that registration with the relevant foreign exchange authorities is required for any sale or transfer by the PRC residents of shares in an offshore holding company that owns an onshore company. The PRC residents must each submit a registration form to the local SAFE branch with respect to their ownership interests in the offshore company, and must also file an amendment to such registration if the offshore company experiences material events, such as changes in the share capital, share transfer, mergers and acquisitions, spin-off transactions or use of assets in China to guarantee offshore obligations. If any PRC resident stockholder of an offshore holding company fails to make the required SAFE registration and amended registration, the onshore PRC subsidiaries of that offshore company may be prohibited from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the offshore entity. In May 2011, the SAFE promulgated new operational rules, known as Notice 19, for the implementation of Circular 75. Failure to comply with the SAFE registration and amendment requirements of Circular 75, as applied by SAFE in accordance with Notice 19 could result in liability under PRC laws for evasion of applicable foreign exchange restrictions. Because of uncertainty of how the SAFE notice will be further interpreted and enforced, we cannot be sure how it will affect our business operations or future plans. For example, our subsidiaries’ ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with the SAFE notice by our PRC resident beneficial holders. Failure by our PRC resident beneficial holders could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiaries’ ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

On August 8, 2006, the PRC Ministry of Commerce (“MOFCOM”), joined by the State-owned Assets Supervision and Administration Commission of the State Council, the State Administration of Taxation, the State Administration for Industry and Commerce, the China Securities Regulatory Commission and SAFE, released a substantially amended version of the Provisions for Foreign Investors to Merge with or Acquire Domestic Enterprises (the “Revised M&A Regulations”), which took effect on September 8, 2006. These rules significantly revised China’s regulatory framework governing onshore-to-offshore restructurings and foreign acquisitions of domestic enterprises. These rules implemented greater PRC government attention to cross-border merger, acquisition and other investment activities, by confirming MOFCOM as a key regulator for issues related to mergers and acquisitions in China and requiring MOFCOM approval of a broad range of merger, acquisition and investment transactions. Further, the rules established reporting requirements for acquisition of control by foreigners of companies in key industries, and reinforce the ability of the Chinese government to monitor and prohibit foreign control transactions in key industries.

 If the CSRC or another PRC regulatory agency subsequently determines that CSRC approval was required for any transaction not receiving prior approval, we may face regulatory actions or other sanctions from the CSRC or other PRC regulatory agencies. These regulatory agencies may impose fines and penalties on our operations in the PRC, limit our operating privileges in the PRC, delay or restrict the repatriation of the proceeds from an offering of securities into the PRC, or take other actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our common stock. The CSRC or other PRC regulatory agencies also may take actions requiring us, or making it advisable for us, to halt any offering before settlement and delivery of the securities offered. Consequently, if investors engage in market trading or other activities in anticipation of and prior to settlement and delivery, they do so at the risk that settlement and delivery may not occur.

Also, if later the CSRC requires that we obtain its approval for any transaction not receiving prior approval, we may be unable to obtain a waiver of the CSRC approval requirements, if and when procedures are established to obtain such a waiver. Any uncertainties and/or negative publicity regarding this CSRC approval requirement could have a material adverse effect on the trading price of our common stock.

Furthermore, the Circular on establishing the Security Review System for Merger and Acquisition of Domestic Enterprise by Foreign Investors was promulgated by the General Office of the State Council on February 3, 2011 and the Ministry of Commerce issued the corresponding implementation rules on August 25, 2011, as supplemented further in June 17, 2014. According to these rules, a foreign investor’s acquisitions of Chinese companies in the fields of military, energy and resources, infrastructure, important agricultural products, infrastructure, transport service, key technology and major equipment manufacturing, and other restricted fields requires security review by both the National Development and Reform Commission and the relevant local government entities.

Complying with the requirements of the above rules to complete such transactions could be time-consuming, and any required approval processes may delay or inhibit our ability to complete such transactions, which could also affect our ability to expand our business.

We face uncertainty from China’s Circular on Strengthening the Administration of Enterprise Income Tax on Non-Resident Enterprises’ Share Transfer (“Circular 698”) that was released in December 2009 with retroactive effect from January 1, 2008.

The Chinese State Administration of Taxation (SAT) released a circular (Guoshuihan No. 698 - Circular 698) on December 15, 2009 that addresses the transfer of shares by nonresident companies. Circular 698, which is effective retroactively to January 1, 2008, may have a significant impact on many companies that use offshore holding companies to invest in China. Circular 698, which provides parties with a short period of time to comply its requirements, indirectly taxes foreign companies on gains derived from the indirect sale of a Chinese company. Where a foreign investor indirectly transfers equity interests in a Chinese resident enterprise by selling the shares in an offshore holding company, and the latter is located in a country or jurisdiction where the effective tax burden is less than 12.5% or where the offshore income of his, her, or its residents is not taxable, the foreign investor is required to provide the tax authority in charge of that Chinese resident enterprise with the relevant information within 30 days of the transfers. Moreover, where a foreign investor indirectly transfers equity interests in a Chinese resident enterprise through an abuse of form of organization and there are no reasonable commercial purposes such that the corporate income tax liability is avoided, the PRC tax authority will have the power to re-assess the nature of the equity transfer in accordance with PRC’s “substance-over-form” principle and deny the existence of the offshore holding company that is used for tax planning purposes.

The SAT issued Bulletin of the State of Taxation [2011] No. 24 (Bulletin) on March 28, 2011, in which various issues regarding the tax administration for non-PRC resident enterprises and clarifications on Circular 698 were addressed. The Bulletin defined some parameters stipulated in Circular 698, which, if a non-resident enterprise were to fall under, would be subject to the Circular requirements including that (a) “foreign investor (party with effective control)” applies to all foreign investors who have indirectly transferred a Chinese resident enterprise and (b) that “effective tax burden” refers to the effective tax imposed on the gains on the share transfer transaction per se. However, the SAT is expected to issue further clarification and guidance with regard to how to decide “abuse of form of organization” and “reasonable commercial purpose,” which can be utilized by us to determine if we comply with Circular 698.

If we fail to comply with the requirements under Circular 698 and the Bulletin, we may become at risk of being taxed and we may also be required to expend valuable resources to comply with Circular 698 and the Bulletin or to establish that we should not be taxed, which could have a material adverse effect on our financial condition and results of operations.

The foreign currency exchange rate between U.S. Dollars and Renminbi could adversely affect our financial condition.

To the extent that we need to convert U.S. Dollars into Renminbi for our operational needs, our financial position and the price of our common stock may be adversely affected should the Renminbi appreciate against the U.S. Dollar at that time. Conversely, if we decide to convert Renminbi into U.S. Dollars for the operational needs or paying dividends on our common stock, the dollar equivalent of our earnings from our subsidiaries in China would be reduced should the dollar appreciate against the Renminbi.

Until 1994, the Renminbi experienced a gradual but significant devaluation against most major currencies, including dollars, and there was a significant devaluation of the Renminbi on January 1, 1994 in connection with the replacement of the dual exchange rate system with a unified managed floating rate foreign exchange system. Since 1994, the value of the Renminbi relative to the U.S. Dollar has remained stable and has appreciated slightly against the U.S. Dollar. Countries, including the United States, have argued that the Renminbi is artificially undervalued due to China’s current monetary policies and have pressured China to allow the Renminbi to float freely in world markets. In July 2005, the PRC government changed its policy of pegging the value of the Renminbi to the dollar. Under the new policy the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of designated foreign currencies. While the international reaction to the Renminbi revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in further and more significant appreciation of the Renminbi against the dollar.

Inflation in the PRC could negatively affect our profitability and growth.

While the PRC economy has experienced rapid growth, such growth has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth can lead to growth in the money supply and rising inflation. According to the National Bureau of Statistics of China, China’s Average Consumer Price Index was 1.99% in 2016. If prices for our products and services rise at a rate that is insufficient to compensate for the rise in the costs of supplies such as labor costs, in our case, it may have an adverse effect on our profitability.

Furthermore, in order to control inflation in the past, the PRC government has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending. In January 2010, the Chinese government took steps to tighten the availability of credit including ordering banks to increase the amount of reserves they hold and to reduce or limit their lending. The implementation of such policies may impede economic growth. In October 2004, the People’s Bank of China, the PRC’s central bank, raised interest rates for the first time in nearly a decade and indicated in a statement that the measure was prompted by inflationary concerns in the Chinese economy. In April 2006, the People’s Bank of China raised the interest rate again. Repeated rises in interest rates by the central bank would likely slow economic activity in China which could, in turn, materially increase our costs and also reduce demand for our products and services.

Because our funds are held in banks that do not provide insurance, the failure of any bank in which we deposit our funds could affect our ability to continue in business.

Banks and other financial institutions in the PRC do not provide insurance for funds held on deposit. A significant portion of our assets are in the form of cash deposited with banks in the PRC, and in the event of a bank failure, we may not have access to our funds on deposit. Depending upon the amount of money we maintain in a bank that fails, our inability to have access to our cash could impair our operations, and, if we are not able to access funds to pay suppliers, employees and other creditors, we may be unable to continue in business.

We may be exposed to liabilities under the Foreign Corrupt Practices Act and Chinese anti-corruption law.

We are subject to the U.S. Foreign Corrupt Practices Act (“FCPA”), and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute for the purpose of obtaining or retaining business. We are also subject to Chinese anti-corruption laws, which strictly prohibit the payment of bribes to government officials. We have operations, agreements with third parties, and make sales in China, which may experience corruption. Our activities in China create the risk of unauthorized payments or offers of payments by one of the employees, consultants or distributors of our company, because these parties are not always subject to our control.

Although we believe to date we have complied in all material respects with the provisions of the FCPA and Chinese anti-corruption law, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants or distributors of our Company may engage in conduct for which we might be held responsible. Violations of the FCPA or Chinese anti-corruption law may result in severe criminal or civil sanctions including personal liability for management, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

Dividends payable by us to our foreign investors and any gain on the sale of our shares may be subject to taxes under PRC tax laws.

If dividends payable to our shareholders are treated as income derived from sources within China, then the dividends that shareholders receive from us, and any gain on the sale or transfer of our shares, may be subject to taxes under PRC tax laws.

In January 2009, the State Administration of Taxation promulgated the Provisional Measures for the Administration of Withholding of Enterprise Income Tax for Non-resident Enterprises (“Measures”), pursuant to which, the entities which have the direct obligation to make the following payment to a non-resident enterprise shall be the relevant tax withholders for such non-resident enterprise, and such payment includes: incomes from equity investment (including dividends and other return on investment), interests, rents, royalties, and incomes from assignment of property as well as other incomes subject to enterprise income tax received by non-resident enterprises in China. Further, the Measures provides that in case of equity transfer between two non-resident enterprises which occurs outside China, the non-resident enterprise which receives the equity transfer payment shall, by itself or engage an agent to, file tax declaration with the PRC tax authority located at place of the PRC company whose equity has been transferred, and the PRC company whose equity has been transferred shall assist the tax authorities to collect taxes from the relevant non-resident enterprise. However, it is unclear whether the Measures refer to the equity transfer by a non-resident enterprise which is a direct or an indirect shareholder of the said PRC company. Given these Measures, there is a possibility that we may have an obligation to withhold income tax in respect of the dividends paid to non-resident enterprise investors.

Regulatory bodies of the United States may be limited in their ability to conduct investigations or inspections of our operations in China.

From time to time, we may receive requests from certain U.S. agencies to investigate or inspect our operations, or to otherwise provide information. While we will be compliant with these requests from these regulators, there is no guarantee that such requests will be honored by those entities who provide services to us or with whom we associate, especially as those entities are located in China. Furthermore, under current PRC laws, an on-site inspection of our facilities by any of these regulators may be limited or disallowed. Such inspections, though permitted by us and our affiliates, are not subject to be upheld in China by those entities that are located in China, and may therefore be impossible to facilitate.

Because our business is located in the PRC, we may have difficulty establishing adequate management, legal and financial controls, which are required in order to comply with U.S. securities laws.

PRC companies have historically not adopted a western style of management and financial reporting concepts and practices, which includes strong corporate governance, internal controls and, computer, financial and other control systems. Most of our middle and top management staff are not educated and trained in the Western system, and we may have difficulty in hiring new employees in the PRC with such training. In addition, we may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards. Therefore, we may, in turn, experience difficulties in implementing and maintaining adequate internal controls as required under Section 404 of the Sarbanes-Oxley Act of 2002. This may result in significant deficiencies or material weaknesses in our internal controls which could impact the reliability of our financial statements and prevent us from complying with SEC rules and regulations and the requirements of the Sarbanes-Oxley Act of 2002. Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our business.

Investors may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China based upon U.S. laws, including the federal securities laws or other foreign laws against us or our management.

Most of our current operations are conducted in China. Moreover, most of our sole director and officer, Mr. Terence Ho is resident of China Mainland. All or substantially all of his assets are located outside the United States and in the PRC. As a result, it may not be possible to effect service of process within the United States or elsewhere outside China upon these persons. In addition, uncertainties exist as to whether the courts of China would recognize or enforce judgments of U.S. courts obtained against us or such officers and/or directors predicated upon the civil liability provisions of the securities laws of the United States or any state thereof, or be competent to hear original actions brought in China against us or such persons predicated upon the securities laws of the United States or any state thereof.

Contract drafting, interpretation and enforcement in China involve significant uncertainties.

We have entered into numerous contracts governed by PRC law, many of which are material to our business. As compared with contracts in the United States, contracts governed by PRC law tend to contain less detail and are not as comprehensive in defining contracting parties’ rights and obligations. As a result, contracts in China are more vulnerable to disputes and legal challenges. In addition, contract interpretation and enforcement in China is not as developed as in the United States, and the result of any contract dispute is subject to significant uncertainties. Therefore, we cannot assure that we will not be subject to disputes under our material contracts, and if such disputes arise, we cannot assure that we will prevail.

RISKS RELATED TO OUR CAPITAL STRUCTURE

The market price and trading volume of shares of our Common Stock may be volatile.

When and if an active market develops for our securities, the market price of our Common Stock could fluctuate significantly for many reasons, including reasons unrelated to our specific performance, such as reports by industry analysts, investor perceptions, or announcements by our competitors regarding their own performance, as well as general economic and industry conditions. For example, to the extent that other large companies within our industry experience declines in their share price, our share price may decline as well. Fluctuations in operating results or the failure of operating results to meet the expectations of public market analysts and investors may negatively impact the price of our securities. Quarterly operating results may fluctuate in the future due to a variety of factors that could negatively affect revenues or expenses in any particular quarter, including vulnerability of our business to a general economic downturn; changes in the laws that affect our products or operations; competition; compensation related expenses; application of accounting standards; and our ability to obtain and maintain all necessary regulatory and industry certifications and/or approvals to conduct our business. In addition, when the market price of a company’s shares drops significantly, shareholders could institute securities class action lawsuits against the Company. A lawsuit against us could cause us to incur substantial costs and could divert the time and attention of our management and other resources.

Our officers and/or directors or entities controlled by our employees, officers and/or directors will control a majority of the shares of our common stock, decreasing your influence on shareholder decisions.

As of the date of this report, our officers or directors, or entities controlled by our employees, officers and/or directors will, in the aggregate, beneficially own approximately 99.6% of our outstanding shares of common stock following the closing of the transactions underlying the Success Green Agreement. As a result, our employees, officers and directors will possess substantial ability to impact our management and affairs and the outcome of matters submitted to shareholders for approval. These shareholders, acting individually or as a group, could exert control and substantial influence over matters such as electing directors and approving mergers or other business combination transactions. This concentration of ownership and voting power may also discourage, delay or prevent a change in control of our company, which could deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company. These actions may be taken even if they are opposed by our other shareholders.

If we fail to maintain effective internal controls over financial reporting, the price of our Common Stock may be adversely affected.

We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations. Any failure of these controls could also prevent us from maintaining accurate accounting records and discovering accounting errors and financial frauds. Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting. The standards that must be met for management to assess the internal control over financial reporting as effective complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. If we cannot assess our internal control over financial reporting as effective, investor confidence and share value may be negatively impacted.

In addition, management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting or disclosure of management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

Compliance with changing regulations of corporate governance and public disclosure will result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the public markets and public reporting. For example, on January 30, 2009, the SEC adopted rules requiring companies to provide their financial statements in interactive data format using the eXtensible Business Reporting Language, or XBRL. Our management team will need to invest significant management time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

If and when quoted to trade on the OTC market, our Common Stock may be considered a “penny stock,” and thereby be subject to additional sale and trading regulations that may make it more difficult to sell.

If a market develops and the price of the Company’s stock is below $5.00 per share, or the Company does not have $2,000,000 in net tangible assets, or is not listed on an exchange or on the NASDAQ National Market System, among other conditions, the Company’s shares may be subject to a rule promulgated by the SEC that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and institutional accredited investors. For transactions covered by the rule, the broker-dealer must make a special suitability determination for the Subscriber and receive the Subscriber’s written consent to the transaction prior to the sale. Furthermore, if the price of the Company’s stock is below $5.00, and does not meet the conditions set forth above, sales of the Company’s stock in the secondary market will be subject to certain additional new rules promulgated by the SEC. These rules generally require, among other things, that brokers engaged in secondary trading of stock provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and asked prices, and disclosure of the compensation to the broker-dealers and disclosure of the sales person working for the broker-dealer. These rules and regulations may affect the ability of broker-dealers to sell the Company’s securities, thereby limiting the liquidity of the Company’s securities.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As a smaller reporting company, we are not required to provide the information pursuant to this Item.

ITEM 2. PROPERTIES

The Company conducts its business through an office in Room 303, Building No. 1 (Yi Jing Building), Xinxu Guanghai East Road, Dasha Town, City of Sihui, Guangdong province, for an annual rent of RMB 10,000 (approximately $1,500). Pursuant to the lease agreement, we may remain on the premise until our next office becomes available.

ITEM 3. LEGAL PROCEEDINGS

In addition to the disclosure below, the Company and its subsidiaries are not parties to any claims and lawsuits arising in the course of their normal business activities.

Except for the disclosure below, we are not currently a party to any litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business, operating results, cash flows or financial condition.

SEC Revokes Registration Of Securities Of Sunburst Acquisitions V Inc. For Failure To Make Required Periodic Filings

On April 26, 2017, the SEC instituted public administrative proceedings to determine whether to revoke or suspend for a period not exceeding twelve months the registration of each class of our securities for failure to make required periodic filings with the SEC. In this Order, the Division of Enforcement (“Division”) alleged that the Company was delinquent in its required periodic filings with the Commission. The SEC informed the Company that pursuant to Securities Exchange Act of 1934, as amended (the “Exchange Act”) Section 12(j), a hearing would be scheduled before an Administrative Law Judge. At the hearing, the judge would hear evidence from the Division and the Company to determine whether the allegations of the Division contained in the Order, which the Division alleged constituted failures to comply with Exchange Act Section 13(a) and Rules 13a-1 and 13a-13 thereunder, were true. The Judge in the proceeding then determined whether the registrations pursuant to Exchange Act Section 12 of each class of our securities should be revoked or suspended for a period not exceeding twelve months. The SEC ordered that the Judge issue an initial decision not later than 120 days from the date of service of the order instituting proceeding.

On October 4, 2017, the SEC revoked the registration of each class of our registered securities pursuant to Section 12(j) of the Exchange Act for failure to comply with Section 13(a) of the Exchange Act and Rules 13a-1 and 13a-13 thereunder by failing to make required periodic filings with the SEC.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Part II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On October 4, 2017, the SEC revoked the registration of our common stock and therefore our stock was no longer listed on a stock exchange or the over the counter market. The Company is in the process of seeking market makers to submit applications to FINRA to quote the Company’s common stock on the over the counter market. As of the date of this Annual Report, there is no publicly quoted price for our common stock.

Stockholders of Record

As of April 16, 2018, the Company has 117 shareholders of record. No shares of the Company’s common stock can be sold pursuant to Rule 144 under the Securities Act and the Company has not agreed to register any such shares under the Securities Act for sale by security holders. This number excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

As of December 31, 2017, Corporate Stock Transfer, Inc. 3200 Cherry Creek Drive South, #430 Denver, CO 80209, is the transfer agent for our common stock.

Effective August 11, 1993, the SEC adopted Rule 15g-9, which established the definition of a “penny stock,” for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person’s account for transactions in penny stocks; and (ii) that the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) states that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Options, Warrants, Convertible Securities

Currently, we do not have any warrants, options or convertible securities outstanding other than those disclosed already disclosed in the registration statement on Form 10 filed on November 13, 2017 and current affair reports on Form 8-K.

Dividends

The Company historically has not paid any dividends. Whether we shall make any future payment of dividends depends upon our debt and equity structure, earnings, financial condition, need for capital in connection with possible future acquisitions and other factors, including economic conditions, regulatory restrictions and tax considerations. The Company cannot guarantee the payment of dividends or that, if paid, that dividends will not be reduced or eliminated in the future.

The only funds available for the payment of dividends on our capital stock will be cash and cash equivalents held by us, dividends paid to us by Nengcheng, and borrowings.

Securities Authorized for Issuance under Equity Compensation Agreements

None.

Recent Sales of Unregistered Securities

During the past three years, we effected the following transactions in reliance upon exemptions from registration under the Securities Act as amended. Unless stated otherwise: (i) that each of the persons who received these unregistered securities had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the receipt of these securities, and that they were knowledgeable about our operations and financial condition; (ii) no underwriter participated in, nor did we pay any commissions or fees to any underwriter in connection with the transactions; (iii) the transactions did not involve a public offerings; and (iv) each certificate issued for these unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities.

On October 26, 2016, the Company issued an aggregate of 25,000,000 shares of common stock, or approximately 91% of the then issued and outstanding common stock of the Company, at an aggregate purchase price of approximately $250,000, to Sea Treasure Holdings Limited, an entity controlled by Terence Ho, the Chief Executive Officer of the Company, pursuant to a Stock Purchase Agreement.

On November 13, 2017, the Company issued an aggregate of 72,265,000 shares of common stock, or approximately 72.27% of the issued and outstanding common stock of the Company to Mr. Terence Ho, our CEO and principal shareholder in exchange for 100% equity ownership in Success Green BVI, pursuant to the Success Green Agreement dated on November 13, 2017.

Recent Purchases of Equity Securities by us and our Affiliated Purchasers

None.

Where You Can Find Additional Information

We are a reporting company and file annual, quarterly and current reports, proxy statements and other information with the SEC.  For further information with respect to the Company, you may read and copy its reports, proxy statements and other information, at the SEC public reference rooms at 100 F.  Street, N.E., Washington, D.C. 20549. You can request copies of these documents by writing to the SEC and paying a fee for the copying cost.  Please call the SEC at 1-800-SEC-0330 for more information about the operation of the public reference rooms.  The Company’s SEC filings are also available at the SEC’s web site at http://www.sec.gov.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Through Nengcheng, our wholly owned subsidiary in the PRC, we are a one-stop import service provider for third-party manufacturers who have needs for the import of various types of raw materials and half-finished goods. We procure, import, settle foreign exchange payments, clear customs, and set up delivery logistics for our customers, for raw materials, or half-finished products such as various types of cowhides, and various scrap plastics or other materials from overseas to the PRC market.

Operating Results

Results of Operations — Fiscal Year Ended December 31, 2017 Compared to Fiscal Year Ended December 31, 2016.

We mainly provide import custom clearing services in the Guangdong province in the People’s Republic of China (“PRC”). Our primary operations are conducted by a subsidiary located in the PRC.

Revenue

Total revenues were approximately $88,000 in 2017, a decrease of 16% over approximately $105,000 in 2016. The revenue decrease was principally driven by the lower services income on certain import goods’ although the continuous growth of volume  where our custom clearing services were engaged in 2016.

Operating expenses

Operating expenses include selling and marketing expenses and general and administrative expenses and loss on sales.

Selling and Marketing. Sales and marketing expenses decreased by 86% to approximately $13,000 in 2017 from approximately $90,000 in 2016, primarily attributable to the decrease in import goods health treatment fee from approximately $23,000 in 2016 to approximately $500 in 2017 and decrease in transportation fee from approximately $67,000 in 2016 to $11,000 in 2017 due to those fees were borne by the customers directly instead.

General and Administrative. General and administrative expenses increased by 134% to approximately $511,000 in 2017 from approximately $218,000 in 2016, primarily due to the decrease in net exchange loss on foreign currency transactions other than RMB while legal and professional fee increased to approximately $292,000 incurred in 2017 from approximately $114,000 in 2016 in relation to resume trading and restructuring of the Group.

Loss on Sales. Loss on sales in 2016 represents the loss making in the transactions with our related parties.

Other income in 2016 was nil. Other income in 2017 represents PRC government subsidy for development of the PRC subsidiary.

Interest income

Interest income decreased by 99% to $4 in 2017 from $502 in 2016 due to the decreased the level of cash and cash equivalents during 2017.

Interest expenses

Interest expense decreased by 27% to approximately $280,000 in 2017 from approximately $384,000 in 2016 due to decease in the level of short-term bank loans by the repayment of a portion of bank borrowings during 2017.

Income taxes

Income tax expense was $1,440 in 2017, an increase of 321% over $342 in 2016, primarily due to less tax adjustment items as compare with 2016.

Liquidity and Capital Resources

Liquidity

Cash and cash equivalents as of December 31, 2016 and 2017 were approximately $68,000 and $151,000 respectively. Cash used in operating activities decreased approximately $216,000 in 2017, as compared in 2016. The change is primarily attributable to a decrease of net loss of approximately $163,000 and an increase of approximately $53,000 due to changes in the level of operating assets and liabilities.

Cash provided by financing activities decreased approximately $6,000 in 2017 as compared to 2016. Cash provided by financing activities in 2017 consisted primarily of bank borrowings repayment as well as capital injection and advancement from related parties.

Capital Resources

As of December 31, 2016, we recorded a working capital of approximately $10.5 million and accumulated deficits of approximately $1.2 million and as of December 31, 2017, we recorded a working capital of approximately $10.6 million and accumulated deficits of approximately $2.0 million. Our principal sources of liquidity have been cash generated from operating activities and borrowings from banks and related parties. Our cash and cash equivalents consist of cash on hand which are unrestricted as to withdrawal or use. Our financing activities mainly consist of borrowings from and repayment to banks and related parties. Except as disclosed in the financial statements, we have no financial guarantees or similar commitments to guarantee the payment obligations of third parties and other line of credit granted by our banks. We believe that our current cash and cash equivalents, our cash flow from operations and proceeds from our financing activities will be sufficient to meet our anticipated cash needs, including our cash needs for working capital and capital expenditures, for the foreseeable future and for at least 12 months subsequent to the filing of this registration statement. We may, however, require additional cash resources due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue.

As of December 31, 2016 and 2017, we had no any capital commitment in connection with capital expenditures of property, plant and equipment.

Critical Accounting Policies and Use of Estimates

We prepare financial statements in conformity with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities on the date of the balance sheet and the reported amounts of revenues and expenses during the financial reporting period. We continually evaluate these estimates and assumptions based on the most recently available information, our own historical experiences and various other assumptions that are believed to be reasonable under the circumstances, which together form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. We consider the policies discussed below to be critical to an understanding of our financial statements as their application places the most significant demands on management's judgment.

Allowance for doubtful accounts. Accounts receivable are recorded at the invoiced amount and do not bear interest. We review on a periodic basis for doubtful accounts for the outstanding accounts receivable balances based on historical experience and information available. Additionally, we make specific bad debt provisions based on (i) our specific assessment of the collectability of all significant accounts; and (ii) any specific knowledge we have acquired that might indicate that an account is uncollectible. The facts and circumstances of each account may require us to use substantial judgment in assessing its collectability. As of December 31, 2016 and 2017, no allowance for doubtful accounts was required to be provided.

Going concern assumption: As of December 31, 2016 and 2017, we had accumulated deficits of approximately $1.2 million and $2.0 million respectively. Our directors are of the opinion that the preparation of these financial statements is based on a going concern and its basis has been stated in Note 1 to the financial statements. Should there be any problem in the going concern of us, all the assets and liabilities have to be stated at net realizable values.

Inflation

Inflation in the PRC had not materially impacted our results of operations during the years ended December 31, 2016 and 2017. Although we have not been materially affected by inflation in the past, we can provide no assurance that we will not be affected in the future by higher rates of inflation in the PRC.

Off-Balance Sheet Arrangements

We had no any off-balance sheet arrangements as of December 31, 2016 and 2017.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in foreign exchange rates and interest rates. Changes in these factors could cause fluctuations in our results of operations and cash flows. We are exposed to the market risks described below.

Interest Rate Risk. The nature of our business exposes us to market risk arising from changes in interest rates to which our variable-rate debt is linked. As of December 31, 2017, our total debt outstanding under variable-rate short term bank loans was $3.5 million, which represented 36% of our total debt at that date. The average interest rate on our variable-rate debt was 7.95% as of December 31, 2017 based on the PRC benchmark lending rate plus a margin based on certain conditions.

A 1.0% increase or decrease in underlying interest rates for these obligations will increase or decrease interest expense by approximately $35,000 annually assuming debt remains constant at December 31, 2017 levels.

We do not currently participate in hedging, interest rate swaps or other transactions to manage the market risks described above.

Foreign Exchange Rate Risk. Our principal operation is based in the PRC, Renminbi (“RMB”) is our primary operating currency and the U.S. dollar (“US$”) is our reporting currency. Thus, most of our assets and liabilities as well as revenue and expenses are denominated in Renminbi. During the year ended December 31, 2017, the US$ decreased in value in relation to RMB. The decrease in the value of the U.S. Dollar has decreased our revenues and expenses denominated in RMB. A 5% increase or decrease in closing/average foreign exchange rate of US$ against RMB for foreign currency translation of foreign operations would not have material impact on our business but will increase or decrease our financial position and results of operations by approximately $501,000 and $22,000 respectively.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial statements of the Company for the fiscal year ended December 31, 2016 and the notes thereto are set forth on page F-1 through F-17  of this Annual Report. The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America., or US GAAP, and pursuant to Regulation S-K as promulgated by the SEC. The financial statements have been prepared assuming the Company will continue as a going concern.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Dismissal of Malone Bailey, LLP (“Malone Bailey”)

The Board of Directors of the Company dismissed Malone Bailey, LLP (“Malone Bailey”) as the Company’s independent registered public accounting firm, effective as of January 3, 2017.

Malone Bailey’s report on the financial statements for the fiscal years ended April 30, 2007 and 2006, the last reports issued by Malone Bailey, contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principle, other than an explanatory paragraph as to a going concern.

During the fiscal years ended April 30, 2007 and 2006, and in the subsequent interim period through January 4, 2017, there were (i) no “disagreements” (as that term is described in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between the Company and Malone Bailey on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Malone Bailey’s satisfaction, would have caused Malone Bailey to make reference thereto in their reports, and (ii) no “reportable events” (as that term is described in Item 304(a)(1)(v) of Regulation S-K).

On December 1, 2016 the Board appointed WWC, P.C. (“WWC”) as the Company’s independent registered public accounting firm for the Company’s fiscal year ending December 31, 2017. The Company has not consulted WWC during any period prior to the engagement of WWC regarding (i) the application of accounting principles to any specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on the Company’s financial statements, and either a written report was provided to the registrant or oral advice was provided that the new accountant concluded was an important factor considered by the registrant in reaching a decision as to the accounting, auditing or financial reporting issue; or (iii) any matter that was either the subject of a disagreement (as defined in Item 304(o)(1)(iv)) or a reportable event (as defined in Item 304(a)(1)(v)).

ITEM 9A: CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer/principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 16, 2016. Based on this evaluation, our principal executive officer/principal financial officers has concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with US GAAP, including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this evaluation, Management concluded the Company maintained effective internal control over financial reporting as of December 31, 2017.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Attestation Report of Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm, regarding internal controls over financial reporting. Our internal control over financial reporting was not subject to such attestation as we are a smaller reporting company.

Changes in internal controls

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is information regarding our directors and executive officers as of the date of this annual report. The Board is comprised of only one class. All of the directors will serve until the next annual meeting of shareholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Officers are elected by and serve at the discretion of the Board. To date we have not had an annual meeting. There are no family relationships between any of our directors or executive officers.

Name	Age	Position(s)
Terence Ho	57	Chairman and Director and Chief Executive Officer
Lina Liao	36	Chief Financial Officer

The following is a brief biography of each of our executive officers and directors:

Terence Ho, has been the director and chairman of the Board, and our chief executive officer since June 21, 2005. Mr. Ho received his bachelor’s degree in Business Management from Chinese University in Hong Kong, an Executive MBA degree from Zhongshan University and holds an Honorary bachelor’s degree from Winnipeg University in Canada.

Lina Liao, has been the CFO since November 1, 2017. From 2014 to present, Ms. Liao worked as the Associate Director at Sky Wealth Capital Financial Group (Int’l) Limited. Ms. Liao received her bachelor’s degree in law from Guangdong University of Finance & Economics.

Committees of the Board of Directors

Our board of directors has not established any committees, including an audit committee, a compensation committee, a nominating committee or any committee performing a similar function. The functions of those committees are being undertaken by our sole Board member. Because we have only one director and do not have any independent directors, the establishment of committees of the Board of Directors would not provide any benefits to our company and could be considered more form than substance.

Code of Ethics

We have not adopted a code of business conduct and ethics that applies to our directors, officers and all employees.

Family Relationships

There are no family relationships among the directors and executive officers of the Company.

Directors’ Compensation

We have not paid any cash compensation to our sole member of our Board of Directors for his service as our director.

The Company will reimburse its directors for reasonable expenses in connection with attendance at board and committee meetings. Directors will also be eligible to receive stock options offered by our company from time to time. No options have been granted to any director.

Involvement in Certain Legal Proceedings

To the best of the Company’s knowledge, none of the following events occurred during the past ten years that are material to an evaluation of the ability or integrity of any of our executive officers, directors or promoters

(1) A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2) Convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) Subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

(i) Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii) Engaging in any type of business practice; or

(iii) Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4) Subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described y such activity;

(5) Found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6) Found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7) Subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

(i) Any Federal or State securities or commodities law or regulation; or

(ii) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

(iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8) Subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S. C 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Director Independence

Presently, we are not currently listed on a national securities exchange or in an inter-dealer quotation system and therefore are not required to comply with the director independence requirements of any securities exchange.

Corporate Governance

The business and affairs of the Company are managed under our sole board member. In addition to the contact information in this annual report, each stockholder will be given specific information on how he/she can direct communications to the officers and directors of the Company at our annual stockholders meetings. All communications from stockholders are relayed to the board of member.

Role in Risk Oversight

Our sole director is primarily responsible for overseeing our risk management processes. The sole director receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. The sole director focuses on the most significant risks facing our company and our company’s general risk management strategy, and also ensures that risks undertaken by our company are consistent with the board’s appetite for risk. While the sole director oversees our company’s risk management, management is responsible for day-to-day risk management processes.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

We believe that our executive officers and directors and persons who own more than 10% of a registered class of our equity securities are not subject to reporting requirements under Section 16(a) of the Securities Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following tables set forth, for each of the last two completed fiscal years of the Company, the total compensation awarded to, earned by or paid to any person who was a principal executive officer during the preceding fiscal year and every other highest compensated executive officer earning more than $100,000 during the last fiscal year (together, the “Named Executive Officers”).

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Deferred Compensation Earnings	Other	Total
		($)	($)	($)	($)				($)
Terence Ho	2017	0	0	0	0	0	0	0	0
CEO of the Registrant	2016	0	0	0	0	0	0	0	0

Lina Liao	2017	0	0	0	0	0	0	0	0
CFO of the Registrant	2016	0	0	0	0	0	0	0	0

Guangxiang He	2017	6,300	0	0	0	0	0	0	6,300
CEO of Nengcheng (1)	2016	6,300	0	0	0	0	0	0	6,300

Long Peng	2017	0	0	0	0	0	0	0	0
CFO of Nengcheng (1)	2016	0	0	0	0	0	0	0	0

(1)	Based on Instruction 2 to Item 402(m)(2) of Regulation S-K and the definition of Executive Officer in Rule 3b-7 under the Exchange Act, we believe it is appropriate to include the compensation of Mr. Peng and Mr. He in this table.

Agreements with Named Executive Officers

On November 1, 2017, we entered into an employment agreement with our chief executive officer, Mr. Ho. Pursuant to his employment agreement, Mr. Ho shall serve as our CEO from January 1, 2017 to December 31, 2019, with no compensation.

On November 1, 2017, we entered into an employment agreement with our executive financial officer, Ms. Liao. Pursuant to her employment agreement, Ms. Liao shall serve as our CFO from January 1, 2017 to December 31, 2019 with no compensation.

Each of our executive officers is employed for a specified time period, which will be renewed upon both parties’ agreement thirty days before the end of the current employment term. We may terminate the employment for cause, at any time, without notice or remuneration, for certain acts of the executive officer, including but not limited to the commitments of any serious or persistent breach or non-observance of the terms and conditions of the employment, conviction of a criminal offense, willful disobedience of a lawful and reasonable order, fraud or dishonesty, receipt of bribery, or severe neglect of his or her duties. An executive officer may terminate his or her employment at any time with a one-month prior written notice. Each executive officer has agreed to hold, both during and after the employment agreement expires, in strict confidence and not to use or disclose to any person, corporation or other entity without written consent, any confidential information

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Compensation of Directors

For the fiscal years ended December 31, 2017 and 2016, we have not paid compensation to any of our directors.

Outstanding Equity Awards

There were no equity awards outstanding as of the end of the fiscal year ending December 31, 2017.

Compensation Policies and Practices as They Relate to the Company’s Risk Management

We believe that our current compensation policies and practices for all employees, including executive officers, do not create risks that are reasonably likely to have a material adverse effect on us.

Equity Compensation Plan

The Company currently does not have any equity compensation plans; however, the Company is currently deliberating on implementing an equity compensation plan.

Directors’ and Officers’ Liability Insurance

The Company currently does not have insurance for directors and officers against liability; however, the Company is in the process of investigating the availability of such insurance.

Change of Control Compensatory Plans

As of December 31, 2017, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of termination of employment or change in control of us.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT RELATED STOCKHOLDERS MATTERS

The following tables set forth certain information as to the number and percentage of shares of Common Stock beneficially owned as of April 16, 2018, (i) by each person known by the Company to own beneficially more than 5% of the Company’s outstanding shares of Common Stock, (ii) by each of the Company’s directors and executive officers, and (iii) by all directors and executive officers as a group. As of April 16, 2018, there were 100,000,000 shares of Common Stock outstanding and percentages are based on such total of shares outstanding.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of the date of the respective table. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of the date of the respective table is deemed to be outstanding for such person, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Unless otherwise noted, the business address of each beneficial owner listed is the Company’s address, Room 303, Building No. 1 (Yi Jing Building), Xinxu Guanghai East Road, Dasha Town, City of Sihui, Guangdong province. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

Name	Number of Shares Owned(1)	Percent of Common Stock Outstanding
Director:
Terence Ho (2)	99,729,000	99.73%
Executive Officers other than Directors:
Lina Liao	0	0
Directors and executive officers as a group (2 persons)	99,729,000	99.73%

(1)	Unless otherwise indicated, all shares are beneficially owned by the respective individuals. Shares of Common Stock which are subject to stock options exercisable within 60 days of November 13, 2017 are deemed to be outstanding for the purpose of computing the amount and percentage of outstanding common stock owned by such person.

(2)	Mr. Terence Ho is the 100% owner of Sea Treasure, which holds 25,000,000 shares of Common Stock, and is the sole owner of Onping Limited, which holds 2,464,000 shares of Common Stock. Mr. Ho is also the 100% owner of Success Green BVI, which holds 72,265,000 shares of Common Stock pursuant to the Success Green Agreement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than compensation agreements and other arrangements described in “Management,” and our transactions described below, since our inception there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

●	in which the amount involved exceeded or will exceed $60,000; and

●	in which any current director, executive officer, holder of 5% or more of our shares of Common Stock on an as-converted basis or any member of their immediate family had or will have a direct or indirect material interest.

On November 13, 2017, the Success Green Agreement was entered into by and among the Company, Success Green BVI, and Mr. Ho, being the beneficial owner of 27,464,000 shares of the Company’s stock and also the shareholder of all of the issued share capital of Success Green BVI (the “SG Stock”).

Pursuant to the Success Green Agreement, upon surrender by Mr. Ho and the cancellation by Success Green BVI of the certificates evidencing the SG Stock as registered to Mr. Ho, and pursuant to the registration of the Company in the register of members maintained by Success Green BVI as the new holder of the SG Stock and the issuance of the certificates evidencing the aforementioned registration of the SG Stock in the name of the Company, the Company issued 72,265,000 shares (the “Acquisition Stock”) of the Company’s common stock to Mr. Ho. The Acquisition Stock collectively represents approximately 72.27% of the issued and outstanding common stock of the Company immediately after the Closing, in exchange for the SG Stock, representing 100% of the issued share capital of Success Green BVI in a reverse merger, or the “RTO”. Following the RTO, Mr. Ho continues to be the majority beneficial owner of the Company’s common stock, holding 99.73% equity interest in the Company.

Related parties receivable

Foshan City Jisheng Technology Co. Ltd. (“Jisheng”) is owned by the former shareholder of Nengcheng until September 17, 2016. During 2015 and 2016, Nengcheng conducted sales transactions with Jisheng. The amounts outstanding represent account receivable and other receivable due from Jisheng. As of December 31, 2017 and 2016, the outstanding balance of related parties receivable due from Jisheng amounted to $4,885,517 and $15,729,770, respectively. These amounts are interest free, unsecured, and payable on demand. In accordance with ASC 310-10-S99-2 and S99-3, related party receivables that are not expected to be settled in the short term are prescribed to be offset against the Company’s contributed capital. The Company offsets such amounts up to the expected recoverable amount up to the issuance date of the financial statements.

As of December 31, 2017 and 2016, Mr. Guangxiang He, a principal shareholder of Nengcheng until March 14, 2017, received interest free, unsecured, and payable on demand advances from the Company in the amount of $6,386,081. received interest free, unsecured, and payable on demand advances from the Company in the amount of $7,099,584 and $6,636,059, respectively, for the purpose of corporate development. The Company has no plans to offer such advances to Mr. He or any other related parties. The Company determined that such receivables are currently due from Mr. He, and that the Company has not offered an extended repayment timeline to him. The Company expects Mr. He to repay the balance in full no later than September 30, 2018.

Related parties payable

The Company has related outstanding parties payable due to Mr. Mr. Terence Ho, the Chairman and CEO of the Company as of December 31, 2017 and December 31, 2016, in the amount of $275,977 and $367,073, for certain expenses Mr. Ho paid on behalf of the company from time to time. The amounts due to Mr. Ho are interest free, unsecured, and payable on demand.

The Company has related outstanding parties payable due to Mr. Da Hong He as of December 31, 2017 and 2016 of $182,034 and $nil, respectively for certain expenses that Mr. He has paid on behalf of the Company. Mr. He is former CEO of the Company’s subsidiary Shenzhen Zhenlongbao Investment Consulting Co., Ltd.

Related parties transactions

For the fiscal year ended December 31, 2017, the Company had no related party sales. For the fiscal year ended December 31, 2016, the Company conducted certain sales transactions with Jisheng. The gross sales amount for the years ended December 31, 2016 was $1,778,758.

ITEM 14. PRICINPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For the Company’s fiscal years ended December 31, 2017 and 2016, we were billed approximately $64,800 and $74,500 for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2017 and 2016.

Tax Fees

For the Company’s fiscal years ended December 31, 2017 and 2016, we engaged our principal auditor, WWC, P.C, and were billed approximately $nil and $2,200, respectively, for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2017 and 2016.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our independent registered public accounting firm is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

●	approved by our audit committee; or

●	entered into pursuant to preapproval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

We do not have an audit committee. Our sole director preapproves all services provided by our independent registered public accounting firm. However, all of the above services and fees were reviewed and approved by the sole board member for the respective services were rendered.

ITEM 15. FINANCIAL STATEMENTS AND EXHIBITS

(a) FINANCIAL STATEMENTS. The following financial statements are included in this report:

(b) EXHIBITS. The following exhibits are included as part of this report:

Exhibit No.	Description

1.1	Articles of Incorporation dated April 30, 1998 (incorporated by reference to Exhibit 3.1 of our Registration Statement on Form S-1 (file No. 333-223749) filed with the Securities and Exchange Commission on March 16, 2018)
1.2	Bylaws (incorporated by reference to Exhibit 3.2 of our Registration Statement on Form S-1 (file No. 333-223749) filed with the Securities and Exchange Commission on March 16, 2018)
3.3	Articles of Amendment to the Articles of Incorporation dated December 8, 2016 (incorporated by reference to Exhibit 3.3 of our Registration Statement on Form S-1 (file No. 333-223749) filed with the Securities and Exchange Commission on March 16, 2018)
4.1	Specimen stock certificate (incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-1 (file No. 333-223749) filed with the Securities and Exchange Commission on March 16, 2018)
4.2	Lease Agreement with Sihui City, Dasha Town, Economic Industrial Development. Co., Ltd., dated April 15, 2015 (incorporated by reference to Exhibit 10.1 of our Registration Statement on Form S-1 (file No. 333-223749) filed with the Securities and Exchange Commission on March 16, 2018)
10.1	Form of Employment Agreement with executives (incorporated by reference to Exhibit 10.2 of our Registration Statement on Form S-1 (file No. 333-223749) filed with the Securities and Exchange Commission on March 16, 2018)
10.2	Form of Supply Order (incorporated by reference to Exhibit 10.3 of our Registration Statement on Form S-1 (file No. 333-223749) filed with the Securities and Exchange Commission on March 16, 2018)
10.3	Form of Customer Order (incorporated by reference to Exhibit 10.4 of our Registration Statement on Form S-1 (file No. 333-223749) filed with the Securities and Exchange Commission on March 16, 2018)
10.4	Form of Import Service Agreement (incorporated by reference to Exhibit 10.5 of our Registration Statement on Form S-1 (file No. 333-223749) filed with the Securities and Exchange Commission on March 16, 2018)
10.5	Share Exchange Agreement with Success Green (Group) Limited, Terence Ho, dated November 13. 2017 (incorporated by reference to Exhibit 10.6 of our Registration Statement on Form S-1 (file No. 333-223749) filed with the Securities and Exchange Commission on March 16, 2018)
21.1	Subsidiaries of the Registrant *
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 *
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 *
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNBURST ACQUISITIONS V, INC.

April 17, 2018	By:	/s/ Terence Ho
Terence Ho
Chairman, Chief Executive Officer (Principal Executive Officer)

April 17, 2018	By:	/s/ Lina Liao
Lina Liao
Chief Financial Officer (Principal Financial and Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of
Sunburst Acquisitions V, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sunburst Acquisitions V, Inc. (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had incurred substantial losses during the year, and has a working capital deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plan in regards to these matters are described in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WWC, P.C.

WWC, P.C.

Certified Public Accountants

San Mateo, California

April 17, 2018

We have served as the Company’s auditor since December 1, 2016

SUNBURST ACQUISITIONS V, INC.

CONSOLIDATED BALANCE SHEETS

(Stated in U.S. Dollars)

	December 31,	December 31,
	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$150,736	$67,981
Restricted cash	-	136,000
Accounts receivable, net	63,168	2,640,359
Inventory, net	272,402	-
Other receivables and prepayments	6,656,297	63,696
Note receivable	1,334,852	-
Related parties receivable	11,985,101	23,006,827
Total current assets	20,462,556	25,914,863
Non-current assets
Property, plant and equipment, net	1,126	2,861
TOTAL ASSETS	20,463,682	25,917,724

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term bank loans	3,533,140	3,456,370
Accounts payable	362,284	5,835,609
Taxes payable	-	74,693
Accrued liabilities and other current liabilities	5,483,501	5,690,333
Related parties payable	458,011	367,073
Total current liabilities	9,836,936	15,424,078
TOTAL LIABILITIES	9,836,936	15,424,078

COMMITMENTS & CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY
Preferred stock, no par value; 20,000,000 shares authorized, 0 shares and 0 shares issued and outstanding, respectively	-	-
Common stock, no par value; 700,000,000 shares authorized, 100,000,000 shares and 75,000,000 shares issued and outstanding, respectively	12,307,407	12,187,564
Additional paid-in capital	206,288	19,147
Statutory reserves	-	-
Accumulated deficit	(1,981,384)	(1,235,265)
Accumulated other comprehensive loss	94,435	(477,800)
TOTAL STOCKHOLDER’S EQUITY	10,626,746	10,493,646
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$20,463,682	$25,917,724

See Accompanying Notes to the Financial Statements

SUNBURST ACQUISITIONS V, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Stated in U.S. Dollars)

	For the Years Ended
	December 31,	December 31,
	2017	2016

Revenues	$87,884	$105,087
Cost of sales	35,869	-
Gross margin	52,015	105,087

Operating expenses
Selling and marketing expenses	12,503	89,573
General and administrative expenses	510,778	218,169
Loss on sales	-	320,023
Total Operating expenses	523,281	627,765

Income (Loss) from operation	(471,266)	(522,678)

Other income (expenses):
Other income	7,397	-
Other expenses	(1,203)	(2,098)
Interest income	4	502
Interest expense	(279,610)	(384,145)
Total other income (expenses)	(273,412)	(385,741)

Income (loss) before tax	(744,678)	(908,419)
Income tax	(1,440)	(342)
Net income (loss)	$(746,118)	$(908,761)

Other comprehensive income (loss):
Foreign currency translation loss	572,235	(523,228)
Comprehensive income (loss)	$(173,883)	$(1,431,989)

Earnings per share
Basic	$(0.007)	$(0.012)
Diluted	$(0.007)	$(0.012)

Weighted average shares outstanding
Basic	100,000,000	76,301,370
Diluted	100,000,000	76,301,370

See Accompanying Notes to the Financial Statements

SUNBURST ACQUISITIONS V, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in U.S. Dollars)

	For the Years Ended
	December 31,	December 31,
	2017	2016

Cash flows from operating activities
Net income/(loss)	$(746,118)	$(908,761)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	1,855	2,697
Imputed interest	3,357	-
Changes in assets and liabilities
(Increase)/Decrease in restricted cash	136,000	(136,000)
Increase in notes receivable	(1,285,629)	-
Increase in accounts receivables	(60,838)	2,799,098
Increase in inventory	(262,357)	-
Increase in other receivables and prepayments	(8,538,210)	(64,362)
Decrease/(Increase) in related party receivables	12,092,137	(1,657,916)
(Increase)/decrease in accrued liabilities and other current liabilities	(853,004)	353,716
Increase in accounts payables	348,925	(590,644)
Increase in taxes payable	(874,500)	(52,244)
Net cash (used in)/provided by operating activities	(38,382)	(254,416)

Cash flows from financing activities
Proceeds from issuance of ordinary shares	-	250,000
Capital contribution from owners	135,626	11,636,246
Proceeds from or Repayment of bank loans, net	(147,950)	(752,672)
Repayment of related party payable	-	(11,012,674)
Proceeds from related party payable	127,345	-
Net cash provided by/(used in) financing activities	115,021	120,900

Net Increase/(decrease) of Cash and Cash Equivalents	76,639	(133,516)
Effect of foreign currency translation on cash and cash equivalents	6,116	(7,820)
Cash and cash equivalents–beginning of year	67,981	209,317
Cash and cash equivalents–end of year	$150,736	$67,981

Supplemental cash flow disclosures
Interest received	$4	$502
Interest paid	$279,610	$384,145
Income taxes paid	$1,440	$342

See Accompanying Notes to the Financial Statements

SUNBURST ACQUISITIONS V, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Stated in U.S. Dollars)

	Preferred Stock No Par Value	Preferred Stock	Common Stock No Par Value	Common Stock	Additional Paid-in	Statutory	Accumulated Earning/	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Reserves	(Deficit)	Income	Totals
Balance at January 1, 2016	-	$-	75,000,000	11,937,565	$19,147	$-	$(326,504)	$45,428	$11,675,635
Shares issued for cash	-	-	25,000,000	250,000	-	-	-	-	250,000
Net loss	-	-	-	-	-	-	(908,761)	-	(908,761)
Foreign currency translation	-	-	-	-	-	-	-	(523,228)	(523,228)
Balances at December 31, 2016	-	$-	100,000,000	$12,187,565	$19,147	$-	$(1,235,265)	$(477,800)	$10,493,646
Capital contributions by owners	-	-	-	119,842	135,626	-	-	-	255,468
Imputed interest	-	-	-	-	3,357	-	-	-	3,357
Shareholder interest payable converted to paid-in capital	-	-	-	-	48,158	-	-	-	48,158
Net loss	-	-	-	-	-	-	(764,118)		(764,118)
Foreign currency translation	-	-	-	-	-	-	-	572,235	498,079
Balances at December 31, 2017	-	$-	100,000,000	$12,307,407	$206,288	$-	$(1,981,384)	$94,435	$10,541,500

The accompanying notes are an integral part of these financial statements

Sunburst Acquisitions V, Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2017 and 2016

1.	THE COMPANY AND PRINCIPAL BUSINESS ACTIVITIES

Organization

Sunburst Acquisitions V, Inc. (the “Company”) was incorporated in Colorado on May 29, 1998.  The Company, through its direct and indirect wholly owned subsidiaries, is in the business of providing import custom clearing services in the Guangdong province in the People’s Republic of China (“PRC”).  The Company’s primary operations are conducted through its indirectly wholly owned subsidiaries located in Sihui, Guandong, PRC

Success Green (Group) Limited (“SGG”) was incorporated on October 26, 2016 in the British Virgin Islands (“BVI”).  SGG wholly owns Success Green (International) Limited (“SGI”) which was incorporated on September 24, 2007 in the Hong Kong SAR.  SGI wholly owns Shenzhen Zhenlongbao Investment Consulting Co., Ltd. (“SZZLB”). SZZLB is a wholly foreign owned entity organized in the PRC on April 21, 2011.  SZZLB wholly owns Zhaoqing Nengcheng Import and Export Co., Ltd. (“ZQNC”).

On November 13, 2017, a Share Exchange Agreement (the “Success Green Agreement”) was entered into by and among the Company, SGC, and Mr. Ho, being the beneficial owner of 27,464,000 shares of the Company’s common stock and also as the sole shareholder of all of the issued share capital of SGG; Mr. Ho was issued 72,265,000 shares of common stock in exchange for his interest in SGG. The transaction by and amongst the Company and SGG, SGI, SZZLB, and ZQNC have been accounted for as a business combination under common control in accordance to ASC 805-50-30-5; the assets and liabilities of SGG and its subsidiaries have been presented at the their carrying values at the date of the transaction; the Company’s historical stockholders’ equity has been retroactively restated to the first period presented whereby the acquisitions of SGG, SGI, SZZLB, and ZQNC were treated as a recapitalization of the Company.

Share Issuance

On or about October 26, 2016, the Company issued 25,000,000 shares of common stock to Sea Treasure Holding limited, an entity controlled by Mr. Terence Ho, Chairman and Chief Executive Officer of the Company, for $250,000 or $0.01 per share.

Going Concern & Uncertainties

These financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of December 31, 2017, the Company had accumulated deficits of $1,981,384 due to the substantial losses in operation in previous periods. Management’s plan to support the Company in operations and to maintain its business strategy is to raise funds through public and private offerings and to rely on officers and directors to perform essential functions with minimal compensation. If the Company do not raise all of the money it needs from public or private offerings, the Company will have to find alternative sources, such as loans or advances from its officers, directors or others. Such additional financing may not become available on acceptable terms and there can be no assurance that any additional financing that the Company does obtain will be sufficient to meet its needs in the long term. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for the Company’s stockholders, in the case of equity financing. If the Company require additional cash and cannot raise it, it will either have to suspend operations or cease business entirely.

The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred. The Company’s consolidated financial statements are expressed in U.S. dollars.

(b)	Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant inter-company accounts and transactions have been eliminated.  The consolidated financial statements include 100% of assets, liabilities, and net income or loss of those wholly-owned subsidiaries.

The Company’s subsidiaries are listed as follows:

Name of Company	Place of incorporation	Attributable equity interest %	Authorized capital

Success Green (Group) Limited	BVI	100	USD 50,000
Success Green (International) Limited	HK	100	HKD 1
Shenzhen Zhenlongbao Investment Consulting Co., Ltd	PRC	100	RMB 10,000,000
Zhaoqing Nengcheng Import and Export Co., Ltd	PRC	100	RMB 79,083,300

(c)	Use of estimates

The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Management makes these estimates using the best information available at the time the estimates are made; however, actual results could differ materially from those estimates.

(d)	Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported net income or losses.

(e)	Cash and cash equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

(f)	Accounts receivable

Accounts receivable are carried at the amounts invoiced to customers less allowance for doubtful accounts.  The allowance is an estimate based on a review of individual customer accounts on a regular basis. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received.

The Company reviews the collectability of accounts receivable based on an assessment of historical experience, current economic conditions, and other collection indicators.

(g)	Inventory

Inventory consisting of finished goods purchased for sale are stated at the lower of cost or market value using average method.

(h)	Equipment

Equipment is carried at cost less accumulated depreciation.  Depreciation is provided over their estimated useful lives, using the straight-line method. Estimated useful lives of the plant and equipment are as follows:

Office equipment	5 years

The cost of maintenance and repairs is charged to expenses as incurred, whereas significant renewals and betterments are capitalized.

(i)	Retirement benefits

Retirement benefits in the form of mandatory government sponsored defined contribution plans are charged to the either expenses as incurred or allocated to inventory a part of overhead.

(j)	Income taxes

The Company accounts for income tax using an asset and liability approach and allows for recognition of deferred tax benefits in future years.  Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future realization is uncertain.

(k)	Statutory reserves

Statutory reserves are referring to the amount appropriated from the net income in accordance with laws or regulations, which can be used to recover losses and increase capital, as approved, and are to be used to expand production or operations.  PRC laws prescribe that an enterprise operating at a profit must appropriate and reserve, on an annual basis, an amount equal to 10% of its profit.  Such an appropriation is necessary until the reserve reaches a maximum that is equal to 50% of the enterprise’s PRC registered capital. For the years ended December 31, 2017 and 2016, there was no appropriation due to net loss.

(l)	Foreign currency translation

The accompanying financial statements are presented in United States dollars (“USD”). The functional currency of the Company and SGG is the USD.  The functional currency of SGI is the Hong Kong dollar (“HKD”).  The functional currency of SZZLB, and ZQNC is the Renminbi (“RMB”).  The financial statements of the Companies subsidiaries have been translated into United States dollars from RMB and HKD at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

Exchange Rates	12/31/2017	12/31/2016
Year end RMB : US$ exchange rate	6.5097	6.9437
Average year RMB : US$ exchange rate	6.7590	6.6430

Year end HKD : US$ exchange rate	7.7926	7.7543
Average year HKD : US$ exchange rate	7.7925	7.7617

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is made that the RMB amounts could have been, or could be, converted into US Dollars at the rates used in translation.

(m)	Revenue recognition

The Company’s revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Sales revenue is recognized at the date of service completion to customers when a formal arrangement exists, the price is fixed or determinable, the service is completed, no other significant obligations of the Company exist, and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as customer deposits. The Company’s revenue consists of net service revenue based on invoiced value of goods, net of a value-added tax (VAT).

(n)	Earnings per share

The Company computes earnings per share (“EPS”) in accordance with ASC Topic 260, “Earnings per share”.  Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e. those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

(o)	Financial instruments

The Company’s accounts for financial instruments in accordance to ASC Topic 820, “Fair Value Measurements and Disclosures,” which requires disclosure of the fair value of financial instruments held by the Company and ASC Topic 825, “Financial Instruments,” which defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

●	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

●	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

●	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

(p)	Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

(q)	Comprehensive income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners.  Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income are required to be reported in a financial statement that is presented with the same prominence as other financial statements.  The Company’s current component of other comprehensive income includes the foreign currency translation adjustment and unrealized gain or loss.

(r)	Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable assets acquired in a business combination. In accordance with FASB ASC Topic 350, “Goodwill and Other Intangible Assets”, goodwill is no longer subject to amortization. Rather, goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test. Fair value is generally determined using a discounted cash flow analysis.

(s)	Recent accounting pronouncements

In January 2016, the FASB issued ASU 2016-01 “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Although the ASU retains many current requirements, it significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments. The new standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017.

In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842)”, its new standard on accounting for leases. ASU 2016-02 introduces a lessee model that brings most leases on the balance sheet. The new standard also aligns many of the underlying principles of the new lessor model with those in ASC 606, the FASB’s new revenue recognition standard (e.g., those related to evaluating when profit can be recognized).

Furthermore, the ASU addresses other concerns related to the current leases model. For example, the ASU eliminates the requirement in current U.S. GAAP for an entity to use bright-line tests in determining lease classification. The standard also requires lessors to increase the transparency of their exposure to changes in value of their residual assets and how they manage that exposure. The new model represents a wholesale change to lease accounting. As a result, entities will face significant implementation challenges during the transition period and beyond, such as those related to:

●	Applying judgment and estimating.
●	Managing the complexities of data collection, storage, and maintenance.
●	Enhancing information technology systems to ensure their ability to perform the calculations necessary for compliance with reporting requirements.
●	Refining internal controls and other business processes related to leases.
●	Determining whether debt covenants are likely to be affected and, if so, working with lenders to avoid violations.
●	Addressing any income tax implications.

The new guidance will be effective for public business entities for annual periods beginning after December 15, 2018 (e.g., calendar periods beginning on January 1, 2019), and interim periods therein.

In March 2016, the FASB issued ASU 2016-07 “Investments—Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting”, which simplifies the equity method of accounting by eliminating the requirement to retrospectively apply the equity method to an investment that subsequently qualifies for such accounting as a result of an increase in the level of ownership interest or degree of influence. Consequently, when an investment qualifies for the equity method (as a result of an increase in the level of ownership interest or degree of influence), the cost of acquiring the additional interest in the investee would be added to the current basis of the investor’s previously held interest and the equity method would be applied subsequently from the date on which the investor obtains the ability to exercise significant influence over the investee. The ASU further requires that unrealized holding gains or losses in accumulated other comprehensive income related to an available-for-sale security that becomes eligible for the equity method be recognized in earnings as of the date on which the investment qualifies for the equity method.

The guidance in the ASU is effective for all entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years; early adoption is permitted for all entities. Entities are required to apply the guidance prospectively to increases in the level of ownership interest or degree of influence occurring after the ASU’s effective date. Additional transition disclosures are not required upon adoption.

In March 2016, the FASB issued ASU 2016-08 “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”, which amends the principal-versus-agent implementation guidance and illustrations in the Board’s new revenue standard (ASU 2014-09). The FASB issued the ASU in response to concerns identified by stakeholders, including those related to (1) determining the appropriate unit of account under the revenue standard’s principal-versus-agent guidance and (2) applying the indicators of whether an entity is a principal or an agent in accordance with the revenue standard’s control principle. Among other things, the ASU clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract with a customer. As defined in the ASU, a specified good or service is “a distinct good or service (or a distinct bundle of goods or services) to be provided to the customer.” Therefore, for contracts involving more than one specified good or service, the entity may be the principal for one or more specified goods or services and the agent for others.

The ASU has the same effective date as the new revenue standard (as amended by the one-year deferral and the early adoption provisions in ASU 2015-14). In addition, entities are required to adopt the ASU by using the same transition method they used to adopt the new revenue standard.

In March 2016, the FASB issued ASU 2016-09 “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”, which simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows.

The ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods.

In June 2016, the FASB issued ASU 2016-13 “the FASB issued ASU 2016-09 “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”.

The new standard requires entities to use the following models:

●	The new “expected credit loss” impairment model, which is codified in Accounting Standards Codification (ASC) 326-20 and will apply to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity (HTM) debt securities, net investments in leases and off-balance-sheet credit exposures (e.g., loan commitments, standby letters of credit)
●	An AFS debt security impairment model (codified in ASC 326-30) that is a modification of today’s OTTI model
●	The existing model for beneficial interests that are not of high credit quality (ASC 325-40), amended to conform to the new impairment models for HTM and AFS debt securities.

The existing loss contingency model in ASC 450-20 will apply to instruments outside the scope of these models, including receivables between entities under common control, participant loans made by a defined contribution plan, pledges receivable of a not-for-profit entity and policy loan receivables of an insurance entity.

The standard also eliminates today’s accounting model for purchased credit impaired loans and debt securities. Instead, entities will gross up the initial amortized cost for so-called purchased financial assets with credit deterioration (PCD assets). Under this approach, an entity will record as the initial amortized cost the sum of (1) the purchase price and (2) the estimate of credit losses as of the date of acquisition. Thereafter, the entity will account for PCD assets using the models listed above.

The ASU is effective for annual periods beginning after December 15, 2019, and interim periods therein. Early adoption is permitted for all entities for annual periods beginning after 15 December 2018, and interim periods therein

In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business, which narrows the existing definition of a business and provides a framework for evaluating whether a transaction should be accounted for as an acquisition (or disposal) of assets or a business. The ASU requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities (collectively, the set) is not a business. To be considered a business, the set would need to include an input and a substantive process that together significantly contribute to the ability to create outputs. The standard also narrows the definition of outputs. The definition of a business affects areas of accounting such as acquisitions, disposals and goodwill. Under the new guidance, fewer acquired sets are expected to be considered businesses. For the Company, this ASU is effective January 1, 2018 on a prospective basis with early adoption permitted. the Company would apply this guidance to applicable transactions after the adoption date.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. Under the new standard, goodwill impairment would be measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying value of goodwill. This ASU eliminates existing guidance that requires an entity to determine goodwill impairment by calculating the implied fair value of goodwill by hypothetically assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. For the Company, this ASU is effective prospectively to impairment tests beginning January 1, 2020, with early adoption permitted. the Company adopted this ASU in the fourth quarter of 2017 in conjunction with its annual goodwill impairment testing. The adoption did not have an impact on the Company’s consolidated results of operations and financial condition.

In February 2017, the FASB issued ASU No. 2017-05, Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. This ASU addresses scope-related questions that arose after the FASB issued its revenue guidance in ASU No. 2014-09, Revenue from Contracts with Customers. The new standard clarifies the accounting for derecognition of nonfinancial assets and defines what is considered an in substance nonfinancial asset. Nonfinancial assets largely relate to items such as real estate, ships and intellectual property that do not constitute a business. The new ASU impacts entities derecognizing (e.g. selling) nonfinancial assets (or in substance nonfinancial assets), including partial interests therein, when the purchaser is not a customer. Under the new guidance, the seller would apply certain recognition and measurement principles of ASU No. 2014-09, Revenue from Contracts with Customers, even though the purchaser is not a customer. For the Company, this new standard is effective coincident with the Company’s January 1, 2018 adoption of ASU No. 2014-09. The Company does not expect this ASU to have a material impact on the Company’s consolidated results of operations and financial condition.

In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU changes how employers that sponsor defined benefit pension and/or other postretirement benefit plans present the net periodic benefit cost in the income statement. Under the new standard, only the service cost component of net periodic benefit cost would be included in operating expenses and only the service cost component would be eligible for capitalization into assets such as inventory. All other net periodic benefit costs components (such as interest, expected return on plan assets, prior service cost amortization and actuarial gain/loss amortization) would be reported outside of operating income. For the Company, this ASU is effective January 1, 2018 on a retrospective basis; however, guidance limiting the capitalization to only the service cost component is applied on prospective basis. The components of the Company’s net periodic defined benefit pension and postretirement benefit costs are presented in Note 12. These include components totaling a benefit of $129 million, $195 million, and a detriment of $34 million, for the fiscal years 2017, 2016, and 2015, respectively, that would no longer be included within operating expenses and instead would be reported outside of income from operations under the new standard. Further, the capitalization of service cost change is not expected to have a material impact on the Company’s consolidated results of operations and financial condition.

In March 2017, the FASB issued ASU No. 2017-08, Premium Amortization on Purchased Callable Debt Securities, which amends the amortization period for certain purchased callable debt securities held at a premium. Under existing standards, entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument. The new guidance shortens the amortization period to the earliest call date for certain callable debt securities that have explicit, noncontingent call features and are callable at a fixed price and preset date. The amendments do not require an accounting change for securities held at a discount. For the Company, this ASU is effective January 1, 2019 with a modified retrospective transition resulting in a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. Early adoption is permitted. the Company’s marketable security portfolio includes very limited instances of callable debt securities held at a premium. As a result, the Company does not expect this ASU to have a material impact on the Company’s consolidated results of operations and financial condition.

In May 2017, the FASB issued ASU No. 2017-09, Scope of Modification Accounting, that clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as a modification. The general model for accounting for modifications of share-based payment awards is to record the incremental value arising from the changes as additional compensation cost. Under the new standard, fewer changes to the terms of an award would require accounting under this modification model. For the Company, this ASU is effective January 1, 2018, with early adoption permitted. Because the Company does not typically make changes to the terms or conditions of its issued share-based payment awards, the Company does not expect this ASU to have a material impact on its consolidated results of operations and financial condition.

In May 2017, the FASB issued ASU No. 2017-10, Determining the Customer of the Operation Services, that clarifies how an operating entity determines the customer of the operation services for transactions within the scope of a service concession arrangement. Service concession arrangements are typically agreements between a grantor and an operating entity whereby the operating entity will operate the grantor’s infrastructure (i.e. airports, roadways, bridges, and prisons) for a specified period of time. The operating entity also may be required to maintain the infrastructure and provide capital-intensive maintenance to enhance or extend its life. In such arrangements, typically the operation services (i.e. operation and maintenance of a roadway) would be used by third parties (i.e. drivers). The ASU clarifies that the grantor, not the third party, is the customer of the operation services in such arrangements. For the Company, this new standard is effective coincident with the Company’s January 1, 2018 adoption of ASU No. 2014-09. Because the Company is not typically a party to agreements within the scope of accounting for service concession arrangements, the Company does not expect this ASU to have a material impact on its consolidated results of operations and financial condition.

In July 2017, the FASB issued ASU No. 2017-11, (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. The new standard applies to issuers of financial instruments with down-round features. A down-round provision is a term in an equity-linked financial instrument (i.e. a freestanding warrant contract or an equity conversion feature embedded within a host debt or equity contract) that triggers a downward adjustment to the instrument’s strike price (or conversion price) if equity shares are issued at a lower price (or equity-linked financial instruments are issued at a lower strike price) than the instrument’s then-current strike price. The purpose of the feature is typically to protect the instrument’s counterparty from future issuances of equity shares at a more favorable price. The ASU amends (1) the classification of such instruments as liabilities or equity by revising the certain guidance relative to evaluating if they must be accounted for as derivative instruments and (2) the guidance on recognition and measurement of freestanding equity-classified instruments. For the Company, this ASU is effective January 1, 2019, with early adoption permitted. Because the Company has not issued financial instruments with down-round features, the Company does not expect this ASU to have a material impact on its consolidated results of operations and financial condition.

In August 2017, the FASB issued ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities. The ASU amends existing guidance to simplify the application of hedge accounting in certain situations and allow companies to better align their hedge accounting with their risk management activities. Existing standards contain certain requirements for an instrument to qualify for hedge accounting relative to initial and ongoing assessments of hedge effectiveness. While an initial quantitative test to establish the hedge relationship is highly effective would still be required, the new ASU permits subsequent qualitative assessments for certain hedges instead of a quantitative test and expands the timeline for performing the initial quantitative assessment. The ASU also simplifies related accounting by eliminating the requirement to separately measure and report hedge ineffectiveness. Instead, for qualifying cash flow and net investment hedges, the entire change in fair value (including the amount attributable to ineffectiveness) will be recorded within other comprehensive income and reclassified to earnings in the same income statement line that is used to present the earnings effect of the hedged item when the hedged item affects earnings. For fair value hedges, generally, the entire change in fair value of the hedging instrument would also be presented in the same income statement line as the hedged item. The new standard also simplifies the accounting for fair value hedges of interest rate risks and expands an entity’s ability to hedge nonfinancial and financial risk components. In addition, the guidance also eases certain documentation requirements, modifies the accounting for components excluded from the assessment of hedge effectiveness, and requires additional tabular disclosures of derivative and hedge-related information. For the Company, this ASU is effective January 1, 2019, with a modified retrospective transition resulting in a cumulative-effect adjustment recorded to the opening balance of retained earnings as of the adoption date. Early adoption is permitted. The Company is currently assessing this ASU’s impact on the Company’s consolidated results of operations and financial condition.

Unless otherwise stated, the Company is currently assessing the above the accounting pronouncements and their potential impact from their adoption on the financial statements.

3.	RESTRICTED CASH

Restricted cash represents cash placed in an escrow account for funding of operating expenses of the U.S. entity. As of December 31, 2017 and 2016, the amount was $0 and $136,000, respectively.

4.	ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	December 31	December 31
	2017	2016
Accounts receivable	$63,168	$2,640,359
Less: Allowance for doubtful accounts	-	-
	$63,168	$2,640,359

The Company does not provide allowance for its receivables since the Company has a track record of good collection history.

5.	INVENTORY

Inventory consisted of the following:

	December 31	December 31
	2017	2016
Finished goods for sale	$43,748	$-
Less: Allowance for write downs	-	-
	$43,748	$-

The Company does not provide allowance for its inventory as all the inventories were sold subsequently.

6.	NOTES RECEIVABLE

The Company has issued a note receivable with outstanding balance of $1,334,852. The note is non-interest bearing for first two years with a maturity date of December 31, 2018. The note bears an interest rate of 12% annually after the maturity date if remains outstanding.

7.	EQUIPMENT

Equipment consisted of the following:

	December 31	December 31
	2017	2016
At Cost:
Office equipment	$22,577	$22,643
less: Accumulated depreciation
Office equipment	(21,451)	(16,822)
	$1,126	$5,821

Depreciation expense for the years ended December 31, 2017 and 2016 was $1,854 and $2,697, respectively.

8.	SHORT TERM BANK LOANS

Bank loans consisted of the following:

	December 31	December 31
	2017	2016
Loan due to China Guangfa Bank, 7.6% interest rate per annum, due on December 20, 2017	$-	$3,456,370
Loan due to China Guangfa Bank, 6.525% interest rate per annum, due on December 14, 2018	$3,533,140	$-

Interest expense for the years ended December 31, 2017 and 2016 for these loans amounted to $276,336 and $377,314, respectively. The loan is guaranteed by personal guarantee from the Company’s owner and related parties.

9.	TAXES PAYABLES

Taxes payable consisted of the following:

	December 31	December 31
	2017	2016
Value added tax payable	$820,616	$74,895
Other business related tax payable/(prepaid tax)	7,694	(202)
	$828,310	$74,693

10.	OTHER RECEIVABLES & OTHER PAYABLES

The Company, in its capacity as an import agent, collects payments from its customers that are remitted to their suppliers. Due to foreign exchange control in China, the Company is only allowed to remit limited amount of such funds to the suppliers each year.

As of December 31, 2017 and 2016, the collectible balances from customers or its designee amounted to $5,897,450 while the amounts payable to theirs suppliers amounted to $5,814,883,respectively.

11.	RELATED PARTIES TRANSACTIONS

Related parties’ receivable

		December 31	December 31
		2017	2016
Foshan City Jisheng Technology Co. Ltd. (“Jisheng”)	(1)	$4,885,517	$15,729,770
Zhaoqing Ketong Environmental Engineering Co. Ltd. (“Ketong”)	(2)	-	640,869
He, Guangxiang	(3)	7,099,584	6,636,060
Sea Treasure Holding Limited		-	128
		$11,985,101	$23,006,827

(1)	Jisheng is owned by the shareholder of Nengcheng until September 17, 2016. During 2015 and 2016, Nengcheng conducted sales transactions with Jisheng. The amounts outstanding represent account receivable and other receivable due from Jisheng. These amounts are interest free, unsecured, and payable on demand. The outstanding amounts were significantly reduced subsequent to December 31, 2016 and are expected to be repaid in full before September 30, 2018.

During the years ended December 31, 2016, the Company conducted certain service transactions with Jisheng. The gross amount funds received for the years ended December 31, 2016 was $1,778,758.

(2)	The shareholder of Nengcheng was the legal representative of Zhaoqing Ketong Enviromental Enginnering Co. Ltd. until May 11, 2014. The current legal representative of Ketong, Mr. Ye, Shaohua, is the owner of Jisheng. These amounts represent account receivable and other receivable due from Ketong. The outstanding amounts are interest free, unsecured, and payable on demand. All outstanding amounts are settled as of the issuance date of the financial statements.

(3)	He, Guangxiang is a shareholder of Nengcheng until March 14, 2017. Mr. He received advances from the Company for the purpose of corporate development. These amounts are interest free, unsecured, and payable on demand. Management determined that such receivables are currently due from Mr. He, and that the Company has not offered an extended repayment timeline to him; management expects Mr. He to repay the balance in full no later than September 30, 2018; at that the date these financial statements are issued, given the aforementioned circumstances, management believes carrying these receivables as current assets as appropriate.

Related parties payable

Related parties payable consisted of the following:

		December 31	December 31
		2017	2016
Ho, Terence	(1)	$257,976	$367,073
He, Da Hong	(2)	182,034	-
		$458,010	$367,073

(1)	Mr. Terence Ho is the Chairman and CEO of the Company. From time to time, Mr. Ho paid certain expenses on behalf of the company. The amounts due to Mr. Ho are interest free, unsecured, and payable on demand.

(2)	Mr. He, Da Hong is the former CEO of the Company’s subsidiary Shenzhen Zhenlongbao Investment Consulting Co., Ltd. From time to time, Mr. He paid certain expenses on behalf of the company. The amounts due to Mr. Ho are interest free, unsecured, and payable on demand.

12.	INCOME TAXES

The Company is subject to the following income tax:

●	United States parent is subject to income tax rate at 34%

●	British Virgin Island subsidiary is not subject to tax on its income or capital gains.

●	Hong Kong subsidiary is subject to the profits tax rate at 16.5% for income generated and operation in the country.

●	PRC subsidiary at 25% for income generated and operation in the country.

All of the Company’s operations are in the PRC and in accordance with the relevant tax laws and regulations.

The following tables provide the reconciliation of the differences between the statutory and effective tax expenses (benefits):

	December 31	December 31
	2017	2016
Loss attributed to PRC	$(444,889)	$(783,688)
Loss attributed to US and other intermediate holding companies	(299,789)	(124,731)
Loss before tax	(744,678)	(908,419)

PRC Statutory Tax at 25% Rate	-	-
Effect of difference between PRC tax basis and US GAAP	1,440	342
Income tax	$1,440	$342

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows:

	December 31	December 31
	2017	2016
U.S. federal statutory income tax rate	34%	34%
Lower rates in PRC, net	(9)%	(9)%
Effects of tax basis differences	(25)%	(25)%
The Company’s effective tax rate	(0)%	(0)%

The Company did not recognize deferred taxes since it is not likely to realize such deferred taxes.

The Company is subject to examination by the U.S. Internal Revenue Service (IRS) and other taxing authorities in jurisdictions where the firm has significant business operations, such as China. The tax years under examination vary by jurisdiction.

The table below presents the earliest tax years that remain subject to examination by major jurisdiction.

December 31, 2017
U.S. Federal	2011
China	2013

13.	LOSS PER SHARE

Components of basic and diluted loss per share as follows:

	Years Ended
	December 31	December 31
	2017	2016
Basic Loss Per Share Numerator
Net loss	$(744,678)	$(908,761)
Loss Attributable to Common Stockholders	$(744,678)	$(908,761)
Diluted Loss Per Share Numerator
Loss Attributable to Common Stockholders	$(744,678)	$(908,761)

Basic Weighted Average Shares Outstanding	100,000,000	76,301,370
Diluted Weighted Average Shares Outstanding:	100,000,000	76,301,370

Loss Per Share
- Basic	$(0.007)	$(0.012)
- Diluted	$(0.07)	$(0.012)

14.	RISKS

A.	Credit risk

Since the Company’s inception, the age of account receivables has been less than one year indicating that the Company is not subject to material risk borne from credit extended to customers.

B.	Interest risk

The Company is subject to interest rate risk when short term loans become due and require refinancing.

C.	Economic and political risks

The Company’s operations are conducted in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by changes in the political, economic, and legal environments in the PRC.

The Company’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company’s results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

D.	Concentration risks

The Company has cash deposits that are held in financial institutions in China, which are not federally insured deposit protection. Accordingly, the Company has a concentration of credit risk related to these uninsured bank deposits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk in this area.

As of December 31, 2017, The Company has accounts receivables of $43,748 from one customer representing 69% of total accounts receivable, respectively.

As of December 31, 2016, the Company has accounts receivables of $336,181 and $323,603 from two customers representing 13% and 12% of total accounts receivable, respectively.

As of December 31, 2017, the Company has other receivables from one customer or customers’ designee for the purchased and imported goods of $4,874,180 or representing 84.2%% of total other receivables, respectively.

As of December 31, 2017, the Company has accounts payable of $362,284 from one supplier representing 100% of total accounts payable, respectively.

As of December 31, 2016, the Company has accounts payable of $5,388,340 from one supplier representing 92% of total accounts payable, respectively

As of December 31, 2017, the Company has other current liabilities payable to one supplier (customers’ or customers’ designee) of $4,730,929 or representing 89% of total other current liabilities

E.	Inflation Risk

Management monitors changes in prices levels. Historically inflation has not materially impacted the company’s financial statements; however, significant increases in the price of raw materials and labor that cannot be passed on the Company’s customers could adversely impact the Company’s results of operations.

F.	Business Risk

The Company acts as an agent on behalf the customers to provide import and custom clearance service to the customers, or end buyers, or end suppliers, etc. Although the Company is not held responsible for the goods purchased and imported or the outstanding payables to the suppliers in accordance to the service agreement, however if any disputes are to be arose from any of the parties, it might disrupt the Company’s operation and result in losses to the Company.

The Company's Import and Custom Clearance Service as an agent is not defined under its scope on its business permit. If the Company was found in violation of the law, its operation might be disrupted and result in losses to the Company.

15.	BUSINESS SEGMENT

The revenues and cost of goods sold from operation consist of the following:

	Years Ended		Years Ended
	December 31,	December 31,	December 31,	December 31,
	2017	2016	2017	2016
	Revenues	Cost of sales	Revenues	Cost of Sales
Import & Custom Clearance Service	51,871	-	105,087	-
Trading	36,014	35,869	-	-
Total	$87,884	$35,869	$105,087	$-

16.	SUBSEQUENT EVENTS

The Company evaluates subsequent events that have occurred after the balance sheet date but before the financial statements are issued. There are two types of subsequent events: (1) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, and (2) non-recognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date. Except for the events detailed below, the Company did not have any other material events that required disclosure under the above guidance.

