Form 10-Q
period 2018-03-31
SUNBURST ACQUISITIONS V INC
filed 2018-05-21
CIK 1063489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018, or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 333-223749

SUNBURST ACQUISITIONS V, INC.

(Exact Name of Registrant as Specified in Its Charter)

Colorado	84-1461844
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Room 2305A, 23/F, World-Wide House, 19 Des Voeux Road, Central, Hong Kong	NA
(Address of Principal Executive Offices)	(ZIP Code)

(852)-2231-9629

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒   No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised accounting standard provided pursuant to Section 13(a) of the Exchanger Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

The number of shares of the Registrant’s common stock, $0.0001 par value per share, issued and outstanding as of May 15, 2018, was 100,000,000.

TABLE OF CONTENTS

Throughout this Quarterly Report on Form 10-Q, the “Company”, “we,” “us,” and “our,” refer to Sunburst Acquisitions V, Inc., a Colorado corporation (“Sunburst Colorado”), and all of our subsidiaries unless the context indicates otherwise.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). The statements herein which are not historical reflect our current expectations and projections about the Company’s future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to us and our management and our interpretation of what we believe to be significant factors affecting our business, including many assumptions about future events. Such forward-looking statements include statements regarding, among other things:

●	We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.

●	We are a company with limited operating history which makes it difficult to evaluate our current business and future prospects.

●	We will require additional financing to implement our business plan may not be available on favorable terms or at all, and we may have to accept financing terms that would adversely affect our shareholders.

●	Raising additional capital may cause dilution to our shareholders.

●	No public market currently exists for our common stock, and a public market may never develop, or, if any market does develop, it may not be sustained.

●	Once a public market for our common stock is developed, the market price of our common stock may be highly volatile, and you could lose all or part of your investment.

Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “will,” “plan,” “could,” “target,” “contemplate,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “seek,” or “project” or the negative of these words or other variations on these or similar words. Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors, including the ability to raise sufficient capital to continue the Company’s operations. These statements may be found under Part I, Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as elsewhere in this Quarterly Report on Form 10-Q generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, matters described in this Quarterly Report on Form 10-Q.

In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Quarterly Report on Form 10-Q will in fact occur.

Potential investors should not place undue reliance on any forward-looking statements. Except as expressly required by the federal securities laws, there is no undertaking to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. Such statements are presented only as a guide about future possibilities and do not represent assured events, and we anticipate that subsequent events and developments will cause our views to change. You should, therefore, not rely on these forward-looking statements as representing our views as of any date after the date of this Quarterly Report on Form 10-Q.

This Quarterly Report on Form 10-Q also contains estimates and other statistical data prepared by independent parties and by us relating to market size and growth and other data about our industry. These estimates and data involve a number of assumptions and limitations, and potential investors are cautioned not to give undue weight to these estimates and data. We have not independently verified the statistical and other industry data generated by independent parties and contained in this Quarterly Report on Form 10-Q. In addition, projections, assumptions and estimates of our future performance and the future performance of the industries in which we operate are necessarily subject to a high degree of uncertainty and risk.

Potential investors should not make an investment decision based solely on our projections, estimates or expectations.

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of
Sunburst Acquisitions V, Inc.

We have reviewed the accompanying interim condensed consolidated balance sheets of Sunburst Acquisitions V, Inc. (the “Company”) as of March 31, 2018 and December 31, 2017, and the related condensed statements of operations and comprehensive loss and statements of cash flows for the three month periods ended March 31, 2018 and 2017. These interim consolidated financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had incurred substantial losses in previous years and has a working capital deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plan in regards to these matters are described in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

San Mateo, California	WWC, P.C.
May 21, 2018	Certified Public Accountants

Sunburst Acquisitions V, Inc.

Condensed Consolidated Balance Sheets

At March 31, 2018 and December 31, 2017

(Stated in U.S. Dollars)

	March 31,	December 31,
	2018	2017
		(Audited)
ASSETS
Current assets
Cash and cash equivalents	$237,574	$150,736
Accounts receivable, net	461,482	63,168
Inventory, net	-	272,402
Other receivables and other current assets	11,239,053	6,656,297
Note receivable	1,384,346	1,334,852
Related parties receivable	11,674,772	11,985,101
Total current assets	24,997,227	20,462,556
Non-current assets
Plant and equipment, net	1,144	1,126
TOTAL ASSETS	24,998,371	20,463,682

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term bank loans	3,632,279	3,533,140
Accounts payable	426,759	362,284
Accrued liabilities and other current liabilities	9,668,997	5,483,501
Related parties payable	548,717	458,011
Total current liabilities	14,276,752	9,836,936
TOTAL LIABILITIES	14,276,752	9,836,936

COMMITMENTS & CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY
Preferred stock, no par value; 20,000,000 shares authorized, 0 shares and 0 shares issued and outstanding, respectively	-	-
Common stock, no par value; 700,000,000 shares authorized, 100,000,000 shares issued and outstanding, respectively	12,307,407	12,307,407
Additional paid-in capital	207,053	206,288
Statutory reserves	-	-
Accumulated deficit	(2,290,560)	(1,981,384)
Accumulated other comprehensive loss	497,719	94,435
TOTAL STOCKHOLDERS’ EQUITY	10,721,619	10,626,746
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$24,998,371	$20,463,682

See accompanying notes to the financial statements

Sunburst Acquisitions V, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income

For the three months ended March 31, 2018 and 2017

(Stated in U.S. Dollars)

(Unaudited)

	For the Three Months Ended
	March 31,	March 31,
	2018	2017
Revenues	$349,822	$-
Cost of sales	(321,839)	-
Gross margin	27,983	-

Operating expenses
Loss on sales	-	30,661
Selling and marketing expenses	9,235	571
General and administrative expenses	276,200	81,393
Total operating expenses	285,435	112,625

Income (Loss) from operation	(257,452)	(112,625)

Other income (expenses)
Interest income	-	81
Interest expense	(51,724)	(67,023)
Total other income (expenses)	(51,724)	(66,942)

Loss before tax	(309,176)	(179,567)
Income tax	-	-
Net loss	$(309,176)	$(179,567)

Other comprehensive income (loss):
Foreign currency translation gain (loss)	403,284	(40,707)
Comprehensive income (loss)	$94,108	$(220,274)

Loss per share
- Basic	$(0.003)	$(0.002)
- Diluted	$(0.003)	$(0.002)

Weighted average shares outstanding
- Basic	100,000,000	100,000,000
- Diluted	100,000,000	100,000,000

See accompanying notes to the financial statements

Sunburst Acquisitions V, Inc.

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2018 and 2017

(Stated in U.S. Dollars)

(Unaudited)

	For the Three Months Ended
	March 31,	March 31,
	2018	2017
Cash flows from operating activities
Net loss	$(309,176)	$(179,567)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation expense	24	455
Imputed interest	765	843
Changes in assets and liabilities
Decrease in restricted cash	-	50,665
Increase in accounts receivable	(390,764)	(4,968)
Increase in notes receivables	-	(1,201,218)
Decrease in inventory	278,787	-
(Increase)/decrease in other receivables	(3,920,096)	832,680
Decrease in related party receivable	744,787	5,115,985
Increase in advance to suppliers	-	(77,636)
Increase in accounts payables	50,371	-
Increase/(decrease) in accruals and other payables	3,931,437	(4,597,816)
(Increase)/decrease in tax payable	(358,833)	(14,847)
Net cash provided by (used in) operating activities	27,302	(75,424)

Cash flows from financing activities
Capital injection	-	133,053
Repayment of bank borrowings	(31,443)	(29,029)
Proceeds from related party payable	85,898	458
Net cash provided by financing activities	54,455	104,482

Net increase in cash and cash equivalents	81,757	29,058
Effect of foreign currency translation on cash and cash equivalents	5,081	513
Cash and cash equivalents–beginning of period	150,736	67,981
Cash and cash equivalents–end of period	$237,574	$97,552

Supplementary cash flow information:
Interest received	$-	$81
Interest paid	$51,724	$67,023
Income taxes paid	$-	$-

Non-Cash Financing Activities:
Related party interest payable converted to additional paid-in capital	$-	$48,158

See accompanying notes to the financial statements

Sunburst Acquisitions V, Inc.

Notes to Financial Statements

1.	THE COMPANY AND PRINCIPAL BUSINESS ACTIVITIES

Organization

Sunburst Acquisitions V, Inc. (the “Company”) was incorporated in Colorado on May 29, 1998. The Company, through its direct and indirect wholly owned subsidiaries, is in the business of providing import custom clearing services in the Guangdong province in the People’s Republic of China (“PRC”). The Company’s primary operations are conducted through its indirectly wholly owned subsidiaries located in Sihui, Guandong, PRC.

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

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Method of accounting and basis of presentation

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

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported net income or losses.Cash and cash equivalents

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

Equipment is carried at cost less accumulated depreciation. Depreciation is provided over their estimated useful lives, using the straight-line method. Estimated useful lives of the plant and equipment are as follows:

Office equipment	5 years

The cost of maintenance and repairs is charged to expenses as incurred, whereas significant renewals and betterments are capitalized.

(i)	Goodwill

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

(j)	Statutory reserves

Statutory reserves are referring to the amount appropriated from the net income in accordance with laws or regulations, which can be used to recover losses and increase capital, as approved, and are to be used to expand production or operations. PRC laws prescribe that an enterprise operating at a profit must appropriate and reserve, on an annual basis, an amount equal to 10% of its profit. Such an appropriation is necessary until the reserve reaches a maximum that is equal to 50% of the enterprise’s PRC registered capital. For the three months ended March 31, 2018 and 2017, there was no appropriation due to net loss.

(k)	Foreign currency translation

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

Exchange Rates	3/31/2018	12/31/2017	3/31/2017
Year end RMB : US$ exchange rate	6.27705	6.5097	6.89052
Average year RMB : US$ exchange rate	6.36071	6.7590	6.88971

Year end HKD : US$ exchange rate	7.8491	7.7926	7.7707
Average year HKD : US$ exchange rate	7.8274	7.7925	7.7605

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US Dollars at the rates used in translation.

(l)	Revenue recognition

The Company adopted ASU 2014-09, Topic 606 on January 1, 2018, using the modified retrospective method. ASC 606 requires the use of a new five-step model to recognize revenue from customer contracts. The five-step model requires that the Company (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when (or as) the Company satisfies the performance obligation.

The adoption of Topic 606 has no impact on revenue amounts recorded on the Company’s interim financial statements. Most of the Company’s revenues are generated under contracts with import agents or customers. Revenue is recognized and recorded when the related contractual services are rendered or when control of the goods are transferred to the customer. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as customer deposits and recognized in revenue when revenue recognition criteria are met.

Import & custom clearance service

Under the typical terms of these agreements, services are rendered when the imported goods cleared customs at the port and ready to be picked up by the import agent or its customers. The Company’s revenue consists of net service revenue based on invoiced value of goods, net of a value-added tax (VAT).

Trading

Under the typical terms of these agreements, control is transferred to customers when goods ready to be picked up and delivery arrangement can be made by the customers.

(m)	Retirement benefits

Retirement benefits in the form of mandatory government sponsored defined contribution plans are charged to the either expenses as incurred.

(n)	Income taxes

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

(o)	Earnings (loss) per share

The Company computes earnings per share (“EPS”) in accordance with ASC Topic 260, “Earnings per share”. Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date. Potential common shares that have an anti-dilutive effect (i.e. those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

(p)	Financial instruments

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

(r)	Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

(s)	Unaudited interim Financial Information

These unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial reporting and the rules and regulations of the Securities and Exchange Commission that permit reduced disclosure for interim periods. Therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been made. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2018.

The consolidated balance sheets and certain comparative information as of December 31, 2017 are derived from the audited consolidated financial statements and related notes for the year ended December 31, 2017 (“2017 Annual Financial Statements”), included in the Company’s Form 10 Registration Statement filed with the SEC. These unaudited interim condensed consolidated financial statements should be read in conjunction with the 2017 Annual Financial Statements.

(t)	Recent accounting pronouncements

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

The ASU is effective for annual periods beginning after December 15, 2019, and interim periods therein. Early adoption is permitted for all entities for annual periods beginning after 15 December 2018, and interim periods therein.

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

3.	GOING CONCERN UNCERTAINTIES

These financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of March 31, 2018, the Company had accumulated deficits of $2,290,560. Management’s plan to support the Company in operations and to maintain its business strategy is to raise funds through public and private offerings and to rely on officers and directors to perform essential functions with minimal compensation. If we do not raise all of the money we need from public or private offerings, we will have to find alternative sources, such as loans or advances from our officers, directors or others. Such additional financing may not become available on acceptable terms and there can be no assurance that any additional financing that the Company does obtain will be sufficient to meet its needs in the long term. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing. If we require additional cash and cannot raise it, we will either have to suspend operations or cease business entirely.

The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

4.	ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following as of March 31, 2018 and December 31, 2017:

	2018	2017
Accounts receivable	$461,482	$63,168
Less: Allowance for doubtful accounts	-	-
	$461,482	$63,168

The Company does not provide a general allowance for its receivables since the Company has historically been able to successfully collect outstanding receivables.

5.	INVENTORY

Inventory consisted of the following as of March 31, 2018 and December 31, 2017:

	2018	2017
Finished goods for sale	$-	$272,402
Less: Allowance for write downs	-	-
	$-	$272,402

The Company does not provide allowance for its inventory as all the inventories were sold subsequently.

6.	NOTES RECEIVABLE

The Company has issued a note receivable with outstanding balance of $1,384,346 and $1,334,852 as of March 31, 2018 and December 31, 2017 respectively. The note is non-interest bearing for first two years with a maturity date of December 31, 2018. The note bears an interest rate of 12% annually after the maturity date if remains outstanding. The note was subsequently repaid in full in April 2018.

7.	EQUIPMENT

Equipment consisted of the following as of March 31, 2018 and December 31, 2017:

	2018	2017
At Cost:
Office equipment	$23,413	$22,577
less: Accumulated depreciation
Office equipment	(22,269)	(21,451)
	$1,144	$1,126

Depreciation expense for the three months ended March 31, 2018 and 2017 was $24 and $455, respectively.

8.	SHORT TERM BANK LOANS

Bank loans consisted of the following amount as of March 31, 2018 and December 31, 2017:

	2018	2017
Loan due to China Guangfa Bank, 6.525% interest rate per annum, due on December 14, 2018	$3,632,279	$3,533,140

Interest expense for the three months ended March 31, 2018 and 2017 for these loans amounted to $50,959 and $66,180, respectively. The loan is guaranteed by personal guarantee from the Company’s owner and related parties.

9.	OTHER RECEIVABLES AND OTHER PAYABLES

The Company, in its capacity as an import agent, collects payments from its customers that are remitted to their suppliers. Due to foreign exchange control in China, the Company is only allowed to remit limited amount of such funds to the suppliers each year.

As of March 31, 2018 and December 31, 2017, the collectible balances from customers or its designee amounted to $9,989,728 and $5,897,450, respectively; while the amounts payable to the suppliers on behalf of these customers or its designees amounted to $9,546,644 and $5,814,883, respectively.

Taxes recoverable and payable included in other receivables and other current assets consisted of the following as of March 31, 2018 and December 31, 2017:

	2018	2017
Value added tax deductible	$1,304,477	$820,616
Other business-related (tax payable) prepaid tax	(81,840)	7,694
	$1,222,637	$828,310

10.	RELATED PARTIES TRANSACTIONS

Related parties’ receivable

Related parties’ receivable consisted of the following as of March 31, 2018 and December 31, 2017:

		2018	2017
Foshan City Jisheng Technology Co. Ltd. (“Jisheng”)	(1)	$4,690,424	$4,885,517
He, Guangxiang	(2)	6,984,348	7,099,584
		$11,674,772	$11,985,101

(1)	Jisheng is owned by the shareholder of Nengcheng until September 17, 2016. During 2015 and 2016, Nengcheng conducted sales transactions with Jisheng. The amounts outstanding represent account receivable and other receivable due from Jisheng. These amounts are interest free, unsecured, and payable on demand. The outstanding amounts were significantly reduced subsequent to December 31, 2016 and are expected to be repaid in full before September 30, 2018.

(2)	He, Guangxiang is a shareholder of Nengcheng until March 14, 2017. Mr. He received advances from the Company for the purpose of corporate development. These amounts are interest free, unsecured, and payable on demand. Management determined that such receivables are currently due from Mr. He, and that the Company has not offered an extended repayment timeline to him; management expects Mr. He to repay the balance in full no later than September 30, 2018; at that the date these financial statements are issued, given the aforementioned circumstances, management believes carrying these receivables as current assets as appropriate.

Related parties payable

Related parties payable consisted of the following as of March 31, 2018 and December 31, 2017:

		2018	2017
Ho, Terence	(1)	359,934	275,977
He, Da Hong	(2)	188,783	182,034
		$548,717	$458,011

(1)	Mr. Terence Ho is the Chairman and CEO of the Company. From time to time, Mr. Ho paid certain expenses on behalf of the company. The amounts due to Mr. Ho are interest free, unsecured, and payable on demand.

(2)	Mr. He, Da Hong is the former CEO of the Company’s subsidiary Shenzhen Zhenlongbao Investment Consulting Co., Ltd. From time to time, Mr. He paid certain expenses on behalf of the company. The amounts due to Mr. Ho are interest free, unsecured, and payable on demand.

11.	CAPITAL SHARES AND EQUITY

On or about October 26, 2016, the Company issued 25,000,000 shares of common stock to Sea Treasure Holding limited, an entity controlled by Mr. Terence Ho, Chairman and Chief Executive Officer of the Company, for $250,000 or $0.01 per share.

12.	INCOME TAXES

The Company is subject to the following income tax:

●	United States parent is subject to income tax rate at 34% for years prior to 2018 and 21% for years thereafter.
●	British Virgin Islands subsidiary is not subject to tax on its income or capital gains
●	Hong Kong subsidiary is subject to the profits tax rate at 16.5% for income generated and operation in the country
●	PRC subsidiary at 25% for income generated and operation in the country

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (“Tax Reform Act”). The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a transition tax on deemed repatriated earnings of foreign subsidiaries. The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. As a result of the reduction in the U.S. corporate income tax rate from 34% to 21% under the Tax Reform Act, the Company revalued its ending net deferred tax assets. In addition, net operating losses (NOL) arising after December 31, 2017 can be carryforward indefinitely while limiting the NOL deduction for a given year to 80% of taxable income.

All of the Company’s operations are in the PRC and in accordance with the relevant tax laws and regulations.

The following tables provide the reconciliation of the differences between the statutory and effective tax expenses for the three months ended March 31, 2018 and 2017:

	2018	2017
Loss attributed to PRC	$(252,416)	$(127,120)
Loss attributed to US and other intermediate holding companies	(56,760)	(52,447)
Loss before tax	(309,176)	(179,567)

PRC Statutory Tax at 25% Rate	-	-
Effect of difference between PRC tax basis and US GAAP	-	-
Income tax	$-	$-

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows for the three months ended March 31, 2018 and 2016

	2018	2017
U.S. federal statutory income tax rate	21%	34%
Lower rates in PRC, net	(9)%	(9)%
Effects of tax basis differences	(12)%	(25)%
Effective tax rate	-%	-%

The Company did not recognize deferred taxes since it is not likely to realize such deferred taxes.

The Company is subject to examination by the U.S. Internal Revenue Service (IRS) and other taxing authorities in jurisdictions where the firm has significant business operations, such as China. The tax years under examination vary by jurisdiction.

13.	LOSS PER SHARE

Components of basic and diluted loss per share for the three months ended March 31, 2018 and 2017 were as follows:

	2018	2017

Basic Loss Per Share Numerator
Net loss	$(309,176)	$(179,567)
Loss Attributable to Common Stockholders	$(309,176)	$(179,567)
Diluted Loss Per Share Numerator
Loss Attributable to Common Stockholders	$(309,176)	$(179,567)

Basic Weighted Average Shares Outstanding	100,000,000	100,000,000
Diluted Weighted Average Shares Outstanding:	100,000,000	100,000,000

Loss Per Share
- Basic	$(0.003)	$(0.002)
- Diluted	$(0.003)	$(0.002)

14.	RISKS

A.	Credit risk

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

D.	Concentration risks

The Company has the following concentrations as of March 31, 2018 and December 31, 2017:

Accounts receivable	2018		2017
Customer A	$428,466	93%	$43,748	69%

Accounts payable	2018		2017
Supplier A	$426,759	100%	$362,284	100%

E.	Inflation Risk

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

The Company’s Import and Custom Clearance Service as an agent is not defined under its scope on its business permit. If the Company was found in violation of the law, its operation might be disrupted and result in losses to the Company.

15.	BUSINESS SEGMENT

The revenues and cost of goods sold from operation consist of the followings for the three months ended March 31, 2018 and 2017.

	2018		2017
	Revenues	Cost of sales	Revenues	Cost of sales
Trading	323,118	321,839	-	-
Import & Custom Clearance Service	26,704
Total	$349,822	$321,839	$-	$-
Loss on sales	$-	$-	$30,661	$-

16.	SUBSEQUENT EVENTS

The Company evaluates subsequent events that have occurred after the balance sheet date but before the financial statements are issued. There are two types of subsequent events: (1) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, and (2) non-recognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date. As of March 31, 2018, the Company did not have any other material events that required disclosure under the above guidance.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the unaudited condensed consolidated financial statements of the Company for the three months ended March 31, 2018 and 2017, and should be read in conjunction with such financial statements and related notes included in this report. Except for the historical information contained herein, the following discussion, as well as other information in this report, contain “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections.  Actual results and the timing of the events may differ materially from those contained in these forward looking statements due to a number of factors, including those discussed in the “Forward-Looking Statements” set forth elsewhere in this Quarterly Report on Form 10-Q.

Overview

Sunburst Acquisitions V, Inc., a Colorado corporation (the "Company") was incorporated under the laws of the State of Colorado on April 30, 1998. The Company was a blank check company until the Company completed a transaction on November 13, 2017. On November 13, 2017, a Share Exchange Agreement (the “Success Green Agreement”) was entered into by and among the Company, Success Green (Group) Limited, a British Virgin Islands business company (“Success Green BVI”) and Mr. Terence Ho, being the beneficial owner of 27,464,000 shares of the Company’s common stock and also the sole shareholder of all of the issued share capital of Success Green BVI (the “SG Stock”). The Company is not a shell company.

Pursuant to the Share Exchange Agreement, Mr. Ho surrendered his shares, and Success Green BVI cancelled their certificates evidencing the SG Stock, as registered to Mr. Ho. In addition, Success Green BVI cancelled the registration of the Company in the register of members maintained by Success Green BVI, as the new holder of the SG Stock and the issuance of the certificates evidencing the aforementioned registration of the SG Stock in the name of the Company. As a result, the Company issued 72,265,000 shares (the "Acquisition Stock") of the Company's common stock to Mr. Ho. The Acquisition Stock collectively represents 72.27% of the issued and outstanding common stock of the Company immediately after the Closing, in exchange for the SG Stock, representing 100% of the issued share capital of Success Green BVI in a combination of entities under common control. Following the combination, Mr. Ho continues to be the majority beneficial owner of the Company's common stock, holding 99.73% equity interest in the Company, and Success Green BVI and its subsidiary became wholly owned subsidiaries of the Company. As such, the Company is the 100% owner of ZhaoQing NengCheng Import and Export Co., Ltd. ("Nengcheng"), an operating company incorporated on July 3, 2012 under the laws of the PRC, through Success Green BVI.

Through Nengcheng, our wholly owned subsidiary in the PRC, we are a one-stop import service provider for third-party manufacturers who have needs for the import of various types of raw materials and half-finished goods. For a service fee, we procure, import, settle foreign exchange payments, clear customs, and set up delivery logistics for our customers, for raw materials, or half-finished products such as various types of cowhides, and various processed and recycled plastics or other materials from overseas to the PRC market.   By utilizing our one-stop import services, our customers are able to access quality raw material and goods in the international market, without increasing administrative cost and expenses for obtaining and maintaining import and customs related licenses and permits.

Please refer our Form 10-K for fiscal year of 2017, which was filed on April 17, 2018 for more information about our operations.

Results of Operations

Below we have included a discussion of our operating results and material changes in our operating results during the three months ended March 31, 2018 compared to the three months ended March 31, 2017. We mainly provide import custom clearing services in the Guangdong province in the People’s Republic of China (“PRC”). Our primary operations are conducted by a subsidiary located in the PRC.

For additional information on the potential risks associated with these initiatives and our operations, please refer to the Risk Factors sections in our annual report on Form 10-K for the period ended December 31, 2017.

Revenue

The Company did not generate any revenues from import and custom services for the three months ended Match 31, 2017. Instead, the Company has generated a loss on sales of $30,661 because blue wet cowhides imported by one of its customers were imperfect, therefore the customer proposed to the Company to absorb a portion of the loss. Although the Company has not responsibility on the imperfect goods imported, the Company accepted the proposal as a courtesy to maintain its long-term relationship with customer. The loss on sales were recorded as general and administrative expenses.

Our aggregate revenues for the three months period ended March 31, 2018 were $349,822 ($26,704 for import and custom clearing services and $349,822 for trading) representing an increase of approximately $380,000, or 1,241% due to a $31,000 of loss on sales for import and custom clearing services for the three months period ended March 31, 2017. The growth was mainly driven by the gross income from trading activities engaged in second half of 2017.

Operating Expenses

Our operating expenses for the three months period ended March 31, 2018 and 2017 were approximately $285,000 and $113,000, respectively, an increase of approximately $173,000 or 153%. The increase was mainly due to increase in general and administrative expenses.

Operating expenses for providing our services to our clients are comprised of selling and marketing expenses, general and administrative expenses and loss on sales.

Selling and Marketing

Sales and marketing expenses for the three months ended March 31, 2018 and 2017 were approximately $9,000 and $1,000, respectively, an increase of approximately 1,517%. The increase was primarily attributable to the increase in transportation fee for its trading activities.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2018 and 2017 were $276,000 and $81,000, respectively, an increase of 239%. This was primarily due to the decrease in net exchange loss on foreign currency transactions (other than RMB). Further, the expiration of the value added tax deductible of $107,000 and receivables adjustments approximately of $121,000 were recognized during the three months ended March 31, 2018 while there were no such expenses incurred during the three months ended March 31, 2017.

Loss on Sales

Loss on sales in 2017 represents the net loss making in the transactions with customer about the quality claims of imported goods of which we have no such responsibility for the quality of goods imported.

Income taxes

The provision for taxes for the three months ended March 31, 2018 principally relates to federal, state, local and foreign jurisdiction income taxes.

No provision for income tax was required to be provided for the three months ended March 31, 2018 and 2017.

Net Income

Net loss for the three months ended March 31, 2018 and 2017, were $309,000 or $0.003 per share basic and diluted, and $180,000 or $0.002 per share basic and diluted respectively, increase approximately of $130,000 or 72%.

Liquidity and Capital Resources

Our current assets primarily consist of cash and cash equivalents, accounts and other receivable, related parties’ receivables, and prepaid expenses. Our accounts receivables are primarily from our long term customers, the management evaluates the collectability of each customer periodically.

Our current liabilities primarily consist of accounts and other payable, related parties’ payables, and accrued expenses.

As of March 31, 2018, we had cash and cash equivalents of approximately $238,000, as compared to December 31, 2017 in which we had cash and cash equivalents of approximately of $151,000. This represents an increase of approximately $87,000, primarily due to our total cash activities, including our payment of accounts and other payable, extended collection of accounts and other receivable and accrued expenses.

We have financed our operations primarily through cash flow from operating activities, shareholder contributions and advancement from related parties.

We require cash for working capital, payment of accounts and other payables and accrued expenses, salaries, and related benefits, and other operating expenses and income taxes.

As of March 31, 2018, we had a working capital surplus of approximately $10.7, as compared to December 31, 2017 in which we had a working capital surplus of approximately $10.6 million. This represents an increase of approximately $0.1 million. The increase in working capital surplus is principally attributable to the increase of cash and cash equivalents, accounts and other receivable, accounts and other payable, and accrued expenses.

At March 31, 2018, we had cash and cash equivalents approximately of $236,000, an increase approximately of $87,000 or 58%, from approximately of $151,000 over the prior year period.

	March 31,	March 31,
	2018	2017

Net cash provided by (used in) operating activities	27,302	(75,424)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	54,455	104,482
Net Increase of Cash and Cash Equivalents	81,757	29,058
Effect of foreign currency translation on cash and cash equivalents	5,081	513
Cash and cash equivalents–beginning of year	150,736	67,981
Cash and cash equivalents–end of year	$237,574	$97,552

Cash Flow from Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2018 was approximately $27,000, compared to net cash used in operating activities approximately of $75,000 for the three months ended March 31, 2017, a decrease in net cash consumed by operating activities of $102,000. We had net loss approximately of $309,000 for the three months ended March 31, 2018, an increase of approximately $130,000 from the net loss approximately of $180,000 for the three months ended March 31, 2017.

The cash flow from operating activities for the three months ended March 31, 2017 were primarily attributable to increase in notes receivables and decrease in related parties’ receivable with an offset by decrease in accruals and other payables. While the cash flow for the same period in 2018 were primarily attributable to increase in other receivables with an offset by increase in accruals and other payables.

Cash Flow from Investing Activities

We had no cash flow from investing activities during the three-month periods ended March 31, 2018 and 2017.

Cash Flow in Financing Activities

Cash provided by financing activities decreased approximately $50,000 for the three months ended March 31, 2018 as compared to 2017 due to decrease in net funding from capital injection and advancement from related parties in 2018. Cash provided by financing activities in 2018 consisted primarily of bank borrowings repayment as well as advancement from related parties.

We believe that our working capital will be sufficient to enable us to meet our cash requirements for the next 12 months. However, we may incur additional expenses as we seek to expand our operations by establishing additional representative offices in our major market, the PRC, increasing our marketing efforts and hiring more personnel to support our growing operations. We believe we have adequate working capital to fund future growth activities.

Critical Accounting Policies

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

Equipment	Length of Time
Office equipment	5 years

The cost of maintenance and repairs is charged to expenses as incurred, whereas significant renewals and betterments are capitalized.

Revenue recognition

The Company adopted ASU 2014-09, Topic 606 on January 1, 2018, using the modified retrospective method. ASC 606 requires the use of a new five-step model to recognize revenue from customer contracts. The five-step model requires that the Company (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when (or as) the Company satisfies the performance obligation. The adoption of Topic 606 has no impact on revenue amounts recorded on the Company’s interim financial statements. Most of the Company’s revenues are generated under contracts with importing agents or customers. Revenue is recognized and recorded when the related contractual services are rendered or when control of the goods are transferred to the customer. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as customer deposits and recognized in revenue when revenue recognition criteria are met.

Import & custom clearance service

Under the typical terms of these agreements, services are rendered when the imported goods cleared customs at the port and ready to be picked up by the importer or its customers. The Company's revenue consists of net service revenue based on invoiced value of goods, net of a value-added tax (VAT).

Trading

Under the typical terms of these agreements, control is transferred to customers when goods ready to be picked up and delivery arrangement can be made by the customers.

Please refer to footnote 2 of the consolidated financial statements for additional critical accounting policies of the Company.

Off-Balance Sheet Arrangements

We did not have, during the periods presented, and we are currently not party to, any off-balance sheet arrangements.

Seasonality

We believe our operation and sales do not experience seasonality.

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

The ASU is effective for annual periods beginning after December 15, 2019, and interim periods therein. Early adoption is permitted for all entities for annual periods beginning after 15 December 2018, and interim periods therein.

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

Subsequent Event

The Company’s management has performed subsequent events procedures through the filing date of this Form10-Q, which is the date the consolidated financial statements were available to be issued. There were no subsequent events requiring adjustment to or disclosure in the consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

Under the supervision and with the participation of our management, including our principal executive officer/principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2018. Based on this evaluation, our principal executive officer/principal financial officer has concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

 Changes in internal control over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business. We are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS

During the three months ended March 31, 2018, there were no material changes to the risk factors previously disclosed in the “Risk Factors” Section in our annual report on Form 10-K for the period ended December 31, 2017, filed on April 17, 2018.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no issuance of options or shares, registered or not, during three months period ended March 31, 2018.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 *
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 *
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNBURST ACQUISITIONS V, INC.

May 21, 2018	By:	/s/ Terence Ho
Terence Ho
Chairman, Chief Executive Officer (Principal Executive Officer)

By:	/s/ Lina Liao
Lina Liao
Chief Financial Officer (Principal Financial and Principal Accounting Officer)

