Form 10-Q
period 2018-06-30
SUNBURST ACQUISITIONS V INC
filed 2018-08-14
CIK 1063489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018, or

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

Yes ☐  No ☒

The number of shares of the Registrant’s common stock, $0.0001 par value per share, issued and outstanding as of August 13, 2018, was 110,000,000.

TABLE OF CONTENTS

Throughout this Quarterly Report on Form 10-Q, the “Company”, “we,” “us,” and “our,” refer to Sunburst Acquisitions V, Inc., a Colorado corporation (“Sunburst”), and all of our subsidiaries unless the context indicates otherwise.

i

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

ii

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of Sunburst Acquisitions V, Inc.

We have reviewed the accompanying interim condensed consolidated balance sheets of Sunburst Acquisitions V, Inc. (the “Company”) as of June 30, 2018, and the related condensed statements of operations and comprehensive loss and statements of cash flows for the three and six-month periods ended June 30, 2018 and 2017. These interim consolidated financial statements are the responsibility of the Company’s management.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had incurred substantial losses in previous years and has a working capital deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plan in regards to these matters are described in Note 3. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

San Mateo, California	WWC, P.C.
August 14, 2018	Certified Public Accountants

Sunburst Acquisitions V, Inc.

Condensed Consolidated Balance Sheets

At June 30, 2018 and December 31, 2017

(Stated in U.S. Dollars)

	June 30,	December 31,
	2018	2017
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$246,699	$150,736
Accounts receivable, net	907,009	63,168
Inventory, net	-	272,402
Other receivables and other current assets	13,682,740	6,656,297
Note receivable	-	1,334,852
Related parties receivable, net	5,985,500	11,985,101
Total current assets	20,821,948	20,462,556
Non-current assets
Equipment, net	1,062	1,126
TOTAL ASSETS	20,823,010	20,463,682

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term bank loans	3,412,609	3,533,140
Accounts payable	667,131	362,284
Accrued liabilities and other current liabilities	10,503,312	5,483,501
Related parties payable	599,323	458,011
Total current liabilities	15,182,375	9,836,936
TOTAL LIABILITIES	15,182,375	9,836,936

COMMITMENTS & CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY
Preferred stock, no par value; 20,000,000 shares authorized, 0 shares and 0 shares issued and outstanding, respectively	-	-
Common stock, no par value; 700,000,000 shares authorized, 100,000,000 shares issued and outstanding, respectively	12,307,407	12,307,407
Additional paid-in capital	207,833	206,288
Statutory reserves	-	-
Accumulated deficit	(6,783,855)	(1,981,384)
Accumulated other comprehensive loss	(90,750)	94,435
TOTAL STOCKHOLDERS’ EQUITY	5,640,635	10,626,746
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$20,823,010	$20,463,682

See accompanying notes to the financial statements

Sunburst Acquisitions V, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income

For the six months ended June 30, 2018 and 2017

(Stated in U.S. Dollars)

(Unaudited)

	Three Months Ended June 30,		Six Months ended June 30,
	2018	2017	2018	2017
Revenues	$1,018,175	$130,443	$1,367,997	$99,782
Cost of sales	785,105	-	1,106,944	-
Gross margin	233,070	130,443	261,053	99,782

Operating expenses
Selling and marketing expenses	2,335	1,209	11,570	1,780
General and administrative expenses	4,671,038	38,286	4,947,238	119,679
Total operating expenses	4,673,373	39,495	4,958,808	121,459

Income (loss) from operation	(4,440,303)	90,948	(4,697,755)	(21,677)

Other income (expenses)
Other income	3,774	-	3,774	-
Other expense	(42)	(1,182)	(42)	(1,182)
Interest income	267	87	267	168
Interest expense	(56,991)	(66,548)	(108,715)	(133,571)
Total other income (expenses)	(52,992)	(67,643)	(104,716)	(134,585)

Income (loss) before tax	(4,493,295)	23,305	(4,802,471)	(156,262)
Income tax	-	1,416	-	1,416
Net income (loss)	$(4,493,295)	$21,889	(4,802,471)	$(157,678)

Other comprehensive income (loss):
Foreign currency translation gain (loss)	(588,469)	414,748	(185,185)	374,041
Comprehensive income (loss)	$(5,081,764)	$436,637	(4,987,656)	$216,363

Loss per share
Basic	$(0.045)	$0.000	$(0.048)	$(0.002)
Diluted	$(0.045)	$0.000	$(0.048)	$(0.002)

Weighted average shares outstanding
Basic	100,000,000	100,000,000	100,000,000	100,000,000
Diluted	100,000,000	100,000,000	100,000,000	100,000,000

See accompanying notes to the financial statements

Sunburst Acquisitions V, Inc.

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2018 and 2017

(Stated in U.S. Dollars)

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities
Net loss	$(4,802,471)	$(157,678)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Impairment of related party receivables	4,468,200	-
Depreciation expense	45	912
Imputed interest	1,545	-
Changes in assets and liabilities
Decrease in restricted cash	-	76,665
(Increase)/decrease in accounts receivable	(844,738)	943,112
Decrease in notes receivables	1,311,856	-
Decrease in inventory	267,710	-
Increase in other receivables	(6,771,689)	(2,179,410)
Decrease in related party receivable	1,327,143	10,447,676
Increase/(decrease) in accounts payables	310,947	(4,560,844)
Increase/(decrease) in accruals and other payables	5,110,352	(5,167,886)
(Increase)/decrease in tax payable	(366,530)	4,070
Net cash provided by (used in) operating activities	12,370	(593,383)

Cash flows from financing activities
Capital injection	-	133,083
Repayment of bank borrowings	(60,387)	(58,188)
Proceeds from bank borrowings	-	72,735
Proceeds from related party payable	146,156	442,069
Net cash provided by financing activities	85,769	589,699

Net increase in cash and cash equivalents	98,139	(3,684)
Effect of foreign currency translation on cash and cash equivalents	(2,176)	1,600
Cash and cash equivalents–beginning of period	150,736	67,981
Cash and cash equivalents–end of period	$246,699	65,897

Supplementary cash flow information:
Interest received	$267	$168
Interest paid	$108,715	$133,571
Income taxes paid	$-	$1,416

Non-Cash Financing Activities:
Related party receivable offset against capital	$-	$5,818,505
Related party interest payable converted to additional paid-in capital	$1,545	$-

See accompanying notes to the financial statements

Sunburst Acquisitions V, Inc.

Notes to Financial Statements

1.	THE COMPANY AND PRINCIPAL BUSINESS ACTIVITIES

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

(e)	Cash and cash equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

(f)	Accounts receivables

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

Statutory reserves are referring to the amount appropriated from the net income in accordance with laws or regulations, which can be used to recover losses and increase capital, as approved, and are to be used to expand production or operations. PRC laws prescribe that an enterprise operating at a profit must appropriate and reserve, on an annual basis, an amount equal to 10% of its profit. Such an appropriation is necessary until the reserve reaches a maximum that is equal to 50% of the enterprise’s PRC registered capital. For the six months ended June 30, 2018 and 2017, there was no appropriation due to net loss.

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

Exchange Rates	6/30/2018	12/31/2017	6/30/2017
Period end RMB : US$ exchange rate	6.6225	6.5097	6.7768
Average year RMB : US$ exchange rate	6.6239	6.7590	6.8743

Period end HKD : US$ exchange rate	7.8456	7.7926	7.8056
Average year HKD : US$ exchange rate	7.8379	7.7925	7.7731

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

The consolidated balance sheets and certain comparative information as of December 31, 2017 are derived from the audited consolidated financial statements and related notes for the year ended December 31, 2017 (“2017 Annual Financial Statements”), included in the Company’s 2017 Annual Report on Form 10-K filed with the SEC. These unaudited interim condensed consolidated financial statements should be read in conjunction with the 2017 Annual Financial Statements.

(t)	Recent accounting pronouncements

In January 2016, the FASB issued ASU 2016-01 “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Although the ASU retains many current requirements, it significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments. The new standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017. The adoption this ASU did not have a material impact on the Company’s consolidated results of operations and financial condition.

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

In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business, which narrows the existing definition of a business and provides a framework for evaluating whether a transaction should be accounted for as an acquisition (or disposal) of assets or a business. The ASU requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities (collectively, the set) is not a business. To be considered a business, the set would need to include an input and a substantive process that together significantly contribute to the ability to create outputs. The standard also narrows the definition of outputs. The definition of a business affects areas of accounting such as acquisitions, disposals and goodwill. Under the new guidance, fewer acquired sets are expected to be considered businesses. For the Company, this ASU is effective January 1, 2018 on a prospective basis with early adoption permitted, the adoption this ASU did not have a material impact on the Company’s consolidated results of operations and financial condition.

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

In February 2017, the FASB issued ASU No. 2017-05, Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. This ASU addresses scope-related questions that arose after the FASB issued its revenue guidance in ASU No. 2014-09, Revenue from Contracts with Customers. The new standard clarifies the accounting for derecognition of nonfinancial assets and defines what is considered an in substance nonfinancial asset. Nonfinancial assets largely relate to items such as real estate, ships and intellectual property that do not constitute a business. The new ASU impacts entities derecognizing (e.g. selling) nonfinancial assets (or in substance nonfinancial assets), including partial interests therein, when the purchaser is not a customer. Under the new guidance, the seller would apply certain recognition and measurement principles of ASU No. 2014-09, Revenue from Contracts with Customers, even though the purchaser is not a customer. For the Company, this new standard is effective coincident with the Company’s January 1, 2018 adoption of ASU No. 2014-09. The adoption this ASU did not have a material impact on the Company’s consolidated results of operations and financial condition.

In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU changes how employers that sponsor defined benefit pension and/or other postretirement benefit plans present the net periodic benefit cost in the income statement. Under the new standard, only the service cost component of net periodic benefit cost would be included in operating expenses and only the service cost component would be eligible for capitalization into assets such as inventory. All other net periodic benefit costs components (such as interest, expected return on plan assets, prior service cost amortization and actuarial gain/loss amortization) would be reported outside of operating income. For the Company, this ASU is effective January 1, 2018 on a retrospective basis; however, guidance limiting the capitalization to only the service cost component is applied on prospective basis. The adoption this ASU did not have a material impact on the Company’s consolidated results of operations and financial condition.

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

In May 2017, the FASB issued ASU No. 2017-09, Scope of Modification Accounting, that clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as a modification. The general model for accounting for modifications of share-based payment awards is to record the incremental value arising from the changes as additional compensation cost. Under the new standard, fewer changes to the terms of an award would require accounting under this modification model. For the Company, this ASU is effective January 1, 2018, with early adoption permitted. The adoption this ASU did not have a material impact on the Company’s consolidated results of operations and financial condition.

In May 2017, the FASB issued ASU No. 2017-10, Determining the Customer of the Operation Services, that clarifies how an operating entity determines the customer of the operation services for transactions within the scope of a service concession arrangement. Service concession arrangements are typically agreements between a grantor and an operating entity whereby the operating entity will operate the grantor’s infrastructure (i.e. airports, roadways, bridges, and prisons) for a specified period of time. The operating entity also may be required to maintain the infrastructure and provide capital-intensive maintenance to enhance or extend its life. In such arrangements, typically the operation services (i.e. operation and maintenance of a roadway) would be used by third parties (i.e. drivers). The ASU clarifies that the grantor, not the third party, is the customer of the operation services in such arrangements. For the Company, this new standard is effective coincident with the Company’s January 1, 2018 adoption of ASU No. 2014-09. The adoption this ASU did not have a material impact on the Company’s consolidated results of operations and financial condition.

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

As of June 30, 2018, the Company had accumulated deficits of $6,783,855. Management’s plan to support the Company in operations and to maintain its business strategy is to raise funds through public and private offerings and to rely on officers and directors to perform essential functions with minimal compensation. If we do not raise all of the money we need from public or private offerings, we will have to find alternative sources, such as loans or advances from our officers, directors or others. Such additional financing may not become available on acceptable terms and there can be no assurance that any additional financing that the Company does obtain will be sufficient to meet its needs in the long term. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing. If we require additional cash and cannot raise it, we will either have to suspend operations or cease business entirely.

The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

4.	ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following as of June 30, 2018 and December 31, 2017:

	2018	2017
Accounts receivable	$907,009	$63,168
Less: Allowance for doubtful accounts	-	-
	$907,009	$63,168

The Company does not provide a general allowance for its receivables since the Company has historically been able to successfully collect outstanding receivables.

5.	INVENTORY

Inventory consisted of the following as of June 30, 2018 and December 31, 2017:

	2018	2017
Finished goods for sale	$-	$272,402
Less: Allowance for write downs	-	-
	$-	$272,402

The Company does not provide allowance for its inventory as all the inventories were sold subsequently.

6.	NOTES RECEIVABLE

The Company has issued a note receivable with outstanding balance of Nil and $1,334,852 as of June 30, 2018 and December 31, 2017 respectively. The note is non-interest bearing for first two years with a maturity date of December 31, 2018. The note bears an interest rate of 12% annually after the maturity date if remains outstanding. The note was subsequently repaid in full in April 2018.

7.	EQUIPMENT

Equipment consisted of the following as of June 30, 2018 and December 31, 2017:

	2018	2017
At Cost:
Office equipment	$22,193	$22,577
less: Accumulated depreciation
Office equipment	(21,131)	(21,451)
	$1,062	$1,126

Depreciation expense for the three months ended June 30, 2018 and 2017 was $21 and $457, respectively and for the six months ended June 30, 2018 and 2017 was $45 and $912, respectively.

8.	SHORT TERM BANK LOANS

Bank loans consisted of the following amount as of June 30, 2018 and December 31, 2017:

	2018	2017
Loan due to China Guangfa Bank, 6.525% interest rate per annum, due on December 14, 2018	$3,412,609	$3,533,140

Interest expense for the three months ended June 30, 2018 and 2017 for these loans amounted to $56,211 and $67,391, respectively and for the six months ended June 30, 2018 and 2017 amounted to $107,170 and $133,571, respectively. The loan is guaranteed by personal guarantee from the Company’s owner and related parties.

9.	OTHER RECEIVABLES AND OTHER PAYABLES

The Company, in its capacity as an import agent, collects payments from its customers that are remitted to their suppliers. Due to foreign exchange control in China, the Company is only allowed to remit limited amount of such funds to the suppliers each year.

As of June 30, 2018 and December 31, 2017, the collectible balances from customers or its designee amounted to $10,495,926 and $5,897,450, respectively; while the amounts payable to the suppliers on behalf of these customers or its designees amounted to $10,386,288 and $5,814,883, respectively.

The remaining other receivables and other current assets consisted of the following as of June 30, 2018 and December 31, 2017:

	2018	2017
Value added tax deductible	$1,205,717	$820,616
Other business-related (tax payable) prepaid tax	(24,897)	7,694
Other receivables and deposits	2,005,994	-
	$3,186,814	$828,310

As of June 30, 2018 and December 31, 2017, the Company has outstanding receivables amounted to $1,980,647 and $nil, respectively. The Company has advanced working capital to two unrelated third-party business entities as a courtesy to maintain a business-friendly relationship. The advances are unsecured, non-interest bearing and without maturity. The Company received full repayment from one of the parties and received partial repayment from the other party for these advances in July 2018. The remaining receivable balance is $215,475.

10.	RELATED PARTIES TRANSACTIONS

Related parties’ receivable

Related parties’ receivable consisted of the following as of June 30, 2018 and December 31, 2017:

		2018	2017

Foshan City Jisheng Technology Co. Ltd. (“Jisheng”)	(1)	$-	$4,885,517
He, Guangxiang	(2)	5,985,500	7,099,584
		$10,453,700	$11,985,101

(1)	Jisheng is owned by the shareholder of Nengcheng until September 17, 2016. During 2015 and 2016, Nengcheng conducted sales transactions with Jisheng. The amounts outstanding represent account receivable and other receivable due from Jisheng. These amounts are interest free, unsecured, and payable on demand. The outstanding amounts were written off during the six months ended June 30, 2018 as management does not expect the balance to be repaid by the related party.

(2)

He, Guangxiang is a shareholder of Nengcheng until March 14, 2017. Mr. He received advances from the Company for the purpose of corporate development. These amounts are interest free, unsecured, and payable on demand. Management determined that such receivables are currently due from Mr. He, and that the Company has not offered an extended repayment timeline to him; management expects repayment of the balance in full no later than September 30, 2018. Mr. He has repaid the balance in full in July 2018.

Related parties payable

Related parties payable consisted of the following as of June 30, 2018 and December 31, 2017:

		2018	2017
Ho, Terence	(1)	420,388	257,976
He, Da Hong	(2)	178,935	182,035
		$599,323	$458,011

(1)	Mr. Terence Ho is the Chairman and CEO of the Company. From time to time, Mr. Ho paid certain expenses on behalf of the company. The amounts due to Mr. Ho are interest free, unsecured, and payable on demand.

(2)

Mr. He, Da Hong is the former CEO of the Company’s subsidiary Shenzhen Zhenlongbao Investment Consulting Co., Ltd. From time to time, Mr. He paid certain expenses on behalf of the company. The amounts due to Mr. He are interest free, unsecured, and payable on demand.

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

All of the Company’s operations are in the PRC and in accordance with the relevant tax laws and regulations.

The following tables provide the reconciliation of the differences between the statutory and effective tax expenses:

For the three months ended June 30,	2018	2017
Profit (loss) attributed to PRC	$(4,434,910)	$52,767
Loss attributed to US and other intermediate holding companies	(58,385)	(29,462)
(Loss) profit before tax	(4,493,295)	23,305

PRC Statutory Tax at 25% Rate	-	-
Effect of difference between PRC tax basis and US GAAP	-	1,416
Income tax	$-	$1,416

For the six months ended June 30,	2018	2017
Loss attributed to PRC	$(4,687,326)	$(74,353)
Loss attributed to US and other intermediate holding companies	(115,145)	(81,909)
Loss before tax	(4,802,471)	(156,262)

PRC Statutory Tax at 25% Rate	-	-
Effect of difference between PRC tax basis and US GAAP	-	1,416
Income tax	$-	$1,416

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows:

For the three months ended June 30,	2018	2017
U.S. federal statutory income tax rate	21%	34%
Lower rates in PRC, net	(9)%	(9)%
Effects of tax basis differences	(12)%	(25)%
Effective tax rate	-%	-%

For the six months ended June 30,	2018	2017
U.S. federal statutory income tax rate	21%	34%
Lower rates in PRC, net	(9)%	(9)%
Effects of tax basis differences	(12)%	(25)%
Effective tax rate	-%	-%

The Company did not recognize deferred taxes since it is not likely to realize such deferred taxes.

The Company is subject to examination by the U.S. Internal Revenue Service (IRS) and other taxing authorities in jurisdictions where the firm has significant business operations, such as China. The tax years under examination vary by jurisdiction.

13.	LOSS (EARNINGS) PER SHARE

Components of basic and diluted loss (earnings) per share were as follows:

For the three months ended June 30,	2018	2017

Basic (Loss) Earnings Per Share Numerator
Net (loss) income	$(4,493,295)	$21,889
(Loss) Income Attributable to Common Stockholders	$(4,493,295)	$21,889
Diluted (Loss) Earnings Per Share Numerator
(Loss) Income Attributable to Common Stockholders	$(4,493,295)	$21,889

Basic Weighted Average Shares Outstanding	100,000,000	100,000,000
Diluted Weighted Average Shares Outstanding:	100,000,000	100,000,000

Loss Per Share
- Basic	$(0.045)	$0.000
- Diluted	$(0.045)	$0.000

For the six months ended June 30,	2018	2017

Basic Loss Per Share Numerator
Net loss	$(4,802,471)	$(157,678)
Loss Attributable to Common Stockholders	$(4,802,471)	$(157,678)
Diluted Loss Per Share Numerator
Loss Attributable to Common Stockholders	$(4,802,471)	$(157,678)

Basic Weighted Average Shares Outstanding	100,000,000	100,000,000
Diluted Weighted Average Shares Outstanding:	100,000,000	100,000,000

Loss Per Share
- Basic	$(0.048)	$(0.002)
- Diluted	$(0.048)	$(0.002)

14.	RISKS

A.	Credit risk

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

D.	Concentration risks

The Company has the following concentrations as of June 30, 2018 and December 31, 2017:

Accounts receivable	2018		2017
Customer A	$406,116	45%	$43,748	69%
Customer B	$263,543	29%	$-	-%
Customer C	$173,178	19%	$-	-%

Accounts payable	2018		2017
Supplier A	$404,498	61%	$362,284	100%
Supplier B	$262,633	39%	$-	-%

E.	Inflation Risk

Management monitors changes in prices levels. Historically inflation has not materially impacted the company’s financial statements; however, significant increases in the price of raw materials and labor that cannot be passed on the Company’s customers could adversely impact the Company’s results of operations.

F.	Business Risk

The Company acts as an agent on behalf of the customers to provide import and custom clearance service to the customers, or end buyers, or end suppliers, etc. Although the Company is not held responsible for the goods purchased and imported or the outstanding payables to the suppliers in accordance to the service agreement, if any disputes arise from any of the parties, it might disrupt the Company’s operation and result in losses to the Company.

The Company’s Import and Custom Clearance Service as an agent is not defined under its scope on its business permit. If the Company was found in violation of the law, its operation might be disrupted and result in losses to the Company.

15.	BUSINESS SEGMENT

The revenues and cost of goods sold from operation consist of the followings:

For the three months ended June 30,	2018		2017
	Revenues	Cost of sales	Revenues	Cost of sales
Import & Custom Clearance Service	$229,921	-	$130,443	$-
Trading	788,254	785,105	-	-
Total	$1,018,175	$785,105	$130,443	$-

For the six months ended June 30,	2018		2017
	Revenues	Cost of sales	Revenues	Cost of sales
Import & Custom Clearance Service	$256,625	-	$99,782	$-
Trading	1,111,372	1,106,944	-	-
Total	$1,367,997	$1,106,944	$99,782	$-

16.	SUBSEQUENT EVENTS

On July 23, 2018, the Company completed its public offering of 10,000,000 shares of common stock, no par value (“Common Stock”), pursuant to the Company’s post-effective amendment to registration statement on Form S-1, as amended (File No. 333-223749) (the “Registration Statement”). The Registration Statement was declared effective by the U.S. Securities and Exchange Commission on July 2, 2018.

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

The Company has evaluated subsequent events through the date the financial statements were issued and up to the time of filing with the SEC and has determined that were no material subsequent events that came to management’s attention that required disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the unaudited condensed consolidated financial statements of the Company for the six months ended June 30, 2018 and 2017, and should be read in conjunction with such financial statements and related notes included in this report. Except for the historical information contained herein, the following discussion, as well as other information in this report, contain “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections.  Actual results and the timing of the events may differ materially from those contained in these forward looking statements due to a number of factors, including those discussed in the “Forward-Looking Statements” set forth elsewhere in this Quarterly Report on Form 10-Q.

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

Pursuant to the Share Exchange Agreement, Mr. Ho surrendered his shares, and Success Green BVI cancelled their certificates evidencing the SG Stock, as registered to Mr. Ho. In addition, Success Green BVI cancelled the registration of the Company in the register of members maintained by Success Green BVI, as the new holder of the SG Stock and the issuance of the certificates evidencing the aforementioned registration of the SG Stock in the name of the Company. As a result, the Company issued 72,265,000 shares (the “Acquisition Stock”) of the Company’s common stock to Mr. Ho. The Acquisition Stock collectively represents 72.27% of the issued and outstanding common stock of the Company immediately after the Closing, in exchange for the SG Stock, representing 100% of the issued share capital of Success Green BVI in a combination of entities under common control. Following the combination, Mr. Ho continues to be the majority beneficial owner of the Company’s common stock, holding 99.73% equity interest in the Company, and Success Green BVI and its subsidiary became wholly owned subsidiaries of the Company. As such, the Company is the 100% owner of ZhaoQing NengCheng Import and Export Co., Ltd. (“Nengcheng”), an operating company incorporated on July 3, 2012 under the laws of the PRC, through Success Green BVI.

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

Results of Operations

Below we have included a discussion of our operating results and material changes in our operating results during the three and six months ended June 30, 2018 compared to the same period of 2017. We mainly provide import custom clearing services in the Guangdong province in the People’s Republic of China (“PRC”). Our primary operations are conducted by a subsidiary located in the PRC.

For additional information on the potential risks associated with these initiatives and our operations, please refer to the Risk Factors sections in our annual report on Form 10-K for the period ended December 31, 2017.

For the three months ended June 30, 2018 and 2017

Revenue

Our aggregate revenues for the three months ended June 30, 2018 were $1,018,175 ($229,921 for import and custom clearing services and $788,254 for trading activities) representing an increase of $887,732, or 681% as compared to the three months ended June 30, 2017. The growth was mainly driven by the gross income from continuous growth of trading activities engaged in the third and fourth quarters of 2017 that materialized in the three months ended June 30, 2018 . We commenced our trading activities in the third and fourth quarters of 2017.

The Company generated revenues of $229,921 from import and custom services for the three months ended June 30, 2018, an increase of 76% over $130,443 for the three months ended June 30, 2017. This revenues growth was principally driven by the continuous growth of import goods’ volume and change of import and clearing services rates with the customers.

Operating Expenses

Our operating expenses for the three months ended June 30, 2018 and 2017 were approximately $4,673,373 and $39,495, respectively, an increase of $4,633,878 or 11,733%. The increase was mainly due to increase in general and administrative expenses.

Operating expenses for providing our services to our clients are comprised of selling and marketing expenses, general and administrative expenses.

Selling and Marketing

Sales and marketing expenses for the three months ended June 30, 2018 and 2017 were approximately $2,335 and $1,209, respectively, an increase of 93%. The increase was primarily attributable to the increase in transportation fees related to the Company’s trading activities.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2018 and 2017 were $4,671,038 and $38,286, respectively, an increase of 12,100%. This was primarily due to the increase in net exchange loss on foreign currency transactions (other than RMB) and insurance expenses.  Further, the Company recognized an impairment of related party receivables of $4,468,200 during the three months ended June 30, 2018.

Income taxes

The provision for taxes for the three months ended June 30, 2018 principally relates to federal, state, local and foreign jurisdiction income taxes.

No provision for income tax was required to be provided for the three months ended June 30, 2018 and 2017.

Net Income

Net loss for the three months ended June 30, 2018 was $4,493,295 or $0.045 per share basic and diluted and net profit for the three months ended June 30, 2017 amounted to $21,889 or $0.000 per share basic and diluted, a decrease of $4,515,184 or 20,628%.

For the six months ended June 30, 2018 and 2017

Revenue

The Company generated revenues of $256,625 from import and custom services for the six months ended June 30, 2018, an increase of 157% over $99,782 for the six months ended June 30, 2017. This revenues growth was principally driven by the continuous growth of import goods’ volume and the change of import and clearing services rates with the customers.

Our aggregate revenues for the six months ended June 30, 2018 were $1,367,997 ($256,625 for import and custom clearing services and $1,111,372 for trading) representing an increase of $1,268,215, or 1,271% as compare with the six months ended June 30, 2017. The growth was mainly driven by the gross income from continuous growth of trading activities engaged in second half of 2017.

Operating Expenses

Our operating expenses for the six months ended June 30, 2018 and 2017 were approximately $4,958,808 and $121,459, respectively, an increase of $4,837,349 or 3,983%. The increase was mainly due to increase in general and administrative expenses.

Operating expenses for providing our services to our clients are comprised of selling and marketing expenses, general and administrative expenses.

Selling and Marketing

Sales and marketing expenses for the six months ended June 30, 2018 and 2017 were approximately $11,570 and $1,780, respectively, an increase of 550%. The increase was primarily attributable to the increase in transportation fees relating to the Company’s trading activities.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2018 and 2017 were $4,947,238 and $119,679, respectively, an increase of 4,034%. This was primarily due to the increase in net exchange loss on foreign currency transactions (other than RMB) and insurance expenses. Further, the expiration of the value added tax deductible of $107,000 and receivables adjustments approximately of $121,000 and impairment of related party receivables of $4,468,200 were recognized during the six months ended June 31, 2018, while there were no such expenses incurred during the six months ended June 30, 2017.

Income taxes

The provision for taxes for the six months ended June 30, 2018 principally relates to federal, state, local and foreign jurisdiction income taxes.

No provision for income tax was required to be provided for the six months ended June 30, 2018 while the effect of difference between PRC tax basis and US GAAP of $1,416 was provided for the six months ended June 30, 2017.

Net Income

Net loss for the six months ended June 30, 2018 and 2017, was $4,802,471 or $0.048 per share basic and diluted, and $157,678 or $0.002 per share basic and diluted respectively, increase approximately of $4,644,793 or 2,946%.

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

As of June 30, 2018, we had cash and cash equivalents of approximately $246,699, as compared to December 31, 2017 in which we had cash and cash equivalents of approximately of $150,736. This represents an increase of $95,963, primarily due to our total cash activities, including our increase of accounts and other payable, extended collection of accounts and other receivable and accrued expenses.

We have financed our operations primarily through cash flow from operating activities, shareholder contributions and advancement from related parties.

We require cash for working capital, payment of accounts and other payables and accrued expenses, salaries, and related benefits, and other operating expenses and income taxes.

As of June 30, 2018, we had a working capital surplus of $5,639,573, as compared December 31, 2017 in which we had a working capital surplus of $10,625,620. This represents a decrease of $4,986,047. The decrease in working capital surplus is principally attributable to the increase of accounts payables and other payable, and accrued expenses higher than increase of cash and cash equivalents, accounts and other receivable.

	June 30,	June 30,
	2018	2017

Net cash provided by (used in) operating activities	12,370	(593,383)
Net cash provided by financing activities	85,769	589,699
Net Increase (Decrease) of Cash and Cash Equivalents	98,139	(3,684)
Effect of foreign currency translation on cash and cash equivalents	(2,176)	1,600
Cash and cash equivalents–beginning of year	150,736	67,981
Cash and cash equivalents–end of year	$246,699	$65,897

Cash Flow from Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2018 was $12,370, compared to net cash used in operating activities approximately of $593,383 for the six months ended June 30, 2017, a decrease in net cash consumed by operating activities of $605,763. We had net loss approximately of $4,802,471 for the six months ended June 30, 2018, an increase of $4,644,793 from the net loss approximately of $157,678 for the six months ended June 30, 2017.

The cash flow from operating activities for the six months ended June 30, 2017 were primarily attributable to decrease in accounts payables and accruals and other payables with an offset by decrease in related party receivables. While the cash flow for the same period in 2018 were primarily attributable to decrease in notes receivables and increase in accruals and other payables with an offset by increase in other receivables. The Company recognized an impairment of related parties receivables in the amount of $4,468,200.

Cash Flow from Investing Activities

We had no cash flow from investing activities during the six months ended June 30, 2018 and 2017.

Cash Flow in Financing Activities

Cash provided by financing activities decreased $503,930 for the six months ended June 30, 2018 as compared to 2017 due to decrease in net funding from capital injection and advancement from related parties in 2018. Cash provided by financing activities in 2018 consisted primarily of bank borrowings repayment as well as advancement from related parties.

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

Recent accounting pronouncements

In January 2016, the FASB issued ASU 2016-01 “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Although the ASU retains many current requirements, it significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments. The new standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017. The adoption this ASU did not have a material impact on the Company’s consolidated results of operations and financial condition.

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

In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business, which narrows the existing definition of a business and provides a framework for evaluating whether a transaction should be accounted for as an acquisition (or disposal) of assets or a business. The ASU requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities (collectively, the set) is not a business. To be considered a business, the set would need to include an input and a substantive process that together significantly contribute to the ability to create outputs. The standard also narrows the definition of outputs. The definition of a business affects areas of accounting such as acquisitions, disposals and goodwill. Under the new guidance, fewer acquired sets are expected to be considered businesses. For the Company, this ASU is effective January 1, 2018 on a prospective basis with early adoption permitted, the adoption this ASU did not have a material impact on the Company’s consolidated results of operations and financial condition.

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

In February 2017, the FASB issued ASU No. 2017-05, Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. This ASU addresses scope-related questions that arose after the FASB issued its revenue guidance in ASU No. 2014-09, Revenue from Contracts with Customers. The new standard clarifies the accounting for derecognition of nonfinancial assets and defines what is considered an in substance nonfinancial asset. Nonfinancial assets largely relate to items such as real estate, ships and intellectual property that do not constitute a business. The new ASU impacts entities derecognizing (e.g. selling) nonfinancial assets (or in substance nonfinancial assets), including partial interests therein, when the purchaser is not a customer. Under the new guidance, the seller would apply certain recognition and measurement principles of ASU No. 2014-09, Revenue from Contracts with Customers, even though the purchaser is not a customer. For the Company, this new standard is effective coincident with the Company’s January 1, 2018 adoption of ASU No. 2014-09. The adoption this ASU did not have a material impact on the Company’s consolidated results of operations and financial condition.

In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU changes how employers that sponsor defined benefit pension and/or other postretirement benefit plans present the net periodic benefit cost in the income statement. Under the new standard, only the service cost component of net periodic benefit cost would be included in operating expenses and only the service cost component would be eligible for capitalization into assets such as inventory. All other net periodic benefit costs components (such as interest, expected return on plan assets, prior service cost amortization and actuarial gain/loss amortization) would be reported outside of operating income. For the Company, this ASU is effective January 1, 2018 on a retrospective basis; however, guidance limiting the capitalization to only the service cost component is applied on prospective basis. The adoption this ASU did not have a material impact on the Company’s consolidated results of operations and financial condition.

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

In May 2017, the FASB issued ASU No. 2017-09, Scope of Modification Accounting, that clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as a modification. The general model for accounting for modifications of share-based payment awards is to record the incremental value arising from the changes as additional compensation cost. Under the new standard, fewer changes to the terms of an award would require accounting under this modification model. For the Company, this ASU is effective January 1, 2018, with early adoption permitted. The adoption this ASU did not have a material impact on the Company’s consolidated results of operations and financial condition.

In May 2017, the FASB issued ASU No. 2017-10, Determining the Customer of the Operation Services, that clarifies how an operating entity determines the customer of the operation services for transactions within the scope of a service concession arrangement. Service concession arrangements are typically agreements between a grantor and an operating entity whereby the operating entity will operate the grantor’s infrastructure (i.e. airports, roadways, bridges, and prisons) for a specified period of time. The operating entity also may be required to maintain the infrastructure and provide capital-intensive maintenance to enhance or extend its life. In such arrangements, typically the operation services (i.e. operation and maintenance of a roadway) would be used by third parties (i.e. drivers). The ASU clarifies that the grantor, not the third party, is the customer of the operation services in such arrangements. For the Company, this new standard is effective coincident with the Company’s January 1, 2018 adoption of ASU No. 2014-09. The adoption this ASU did not have a material impact on the Company’s consolidated results of operations and financial condition.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

The Company maintains disclosure controls and procedures as required under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of its disclosure controls and procedures. Based on this evaluation, its chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2018 due to the lack of qualified internal accounting personnel with sufficient knowledge of US GAAP and reporting requirements of a U.S. publicly-listed company.

During the three-months period ended June 30, 2018, the Company has made advances to two unrelated third parties without any proper agreements. Such advances above were non-interest bearing, without maturity, and unsecured which may not deem beneficial or in the best interests of the Company and its shareholders. The failure to timely prevent advances or loan transactions made to third parties without proper agreements or considerations and proper controls and procedures may result in significant deficiencies or material weaknesses in our internal controls which could impact the reliability of our financial statements and prevent us from complying with SEC rules and regulations. Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our business. The Company will strengthen internal control, develop a proper procedure for loan and retain staff with sufficient knowledge of the US GAAP and SEC reporting standard.

We plan to develop a proper procedure for loans and retain staff with sufficient knowledge of US GAAP and SEC reporting requirements to remediate the material weakness. However, the material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in internal control over financial reporting

Except for the events disclosed above, there was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

Not applicable to a smaller reporting company.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not issue or offer for sale any unregistered equity securities during three months period ended June 30, 2018.

However, on July 23, 2018, we completed our public offering of 10,000,000 shares of common stock pursuant to our post-effective amendment to registration statement on Form S-1 (File No. 333-223749), which was declared effective by the U.S. Securities and Exchange Commission on July 2, 2018.

We received aggregate net proceeds from the offering of approximately $122,972, after deducting offering-related expenses from the offering amount of $200,000 sold in this offering.

As of June 30, 2018, we have not used any of the proceeds from the offering. We plan to use approximately $62,792 of the net proceeds of the offering to for general working capital, and approximately $60,000 for staff training and new hire related expenses. There is not a material change in our planned use of the balance of the net proceeds from the offering as described in our final prospectus filed with the SEC on July 3, 2018.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

Exhibit No.	Description

3.1	Articles of Incorporation dated April 30, 1998 (incorporated by reference to our Form S-1 Registration Statement, Exhibit 3.1, filed with the SEC on March 16, 2018)
3.2	Bylaws (incorporated by reference to our Form S-1 Registration Statement, Exhibit 3.2, filed with the SEC on March 16, 2018)
3.3	Articles of Amendment to the Articles of Incorporation dated December 8, 2016 (incorporated by reference to our Form S-1 Registration Statement, Exhibit 3.3, filed with the SEC on March 16, 2018)
4.1	Specimen stock certificate (incorporated by reference to our Form S-1 Registration Statement, Exhibit 4.1, filed with the SEC on March 16, 2018)
10.1	Lease Agreement with Sihui City, Dasha Town, Economic Industrial Development. Co., Ltd., dated April 15, 2015 (incorporated by reference to our Form S-1 Registration Statement, Exhibit 10.1, filed with the SEC on March 16, 2018)
10.2	Form of Employment Agreement with executives (incorporated by reference to our Form S-1 Registration Statement, Exhibit 10.2, filed with the SEC on March 16, 2018)
10.3	Form of Supply Order (incorporated by reference to our Form S-1 Registration Statement, Exhibit 10.3, filed with the SEC on March 16, 2018)
10.4	Form of Customer Order (incorporated by reference to our Form S-1 Registration Statement, Exhibit 10.4, filed with the SEC on March 16, 2018)
10.5	Form of Import Service Agreement incorporated by reference to our Form S-1 Registration Statement, Exhibit 10.5, filed with the SEC on March 16, 2018)
10.6	Share Exchange Agreement with Success Green (Group) Limited, Terence Ho, dated November 13. 2017 (incorporated by reference to our Form S-1 Registration Statement, Exhibit 10.6, filed with the SEC on March 16, 2018)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 *
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 *
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNBURST ACQUISITIONS V, INC.

August 14, 2018	By:	/s/ Terence Ho
Terence Ho
Chairman, Chief Executive Officer (Principal Executive Officer)

By:	/s/ Lina Liao
Lina Liao
Chief Financial Officer (Principal Financial and Principal Accounting Officer)