Form 10-Q
period 2018-09-30
SUNBURST ACQUISITIONS V INC
filed 2018-11-19
CIK 1063489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018, or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised accounting standard provided pursuant to Section 13(a) of the Exchanger Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

The number of shares of the Registrant’s common stock, $0.0001 par value per share, issued and outstanding as of November 19, 2018, was 110,000,000.

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

ii

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Sunburst Acquisitions V, Inc.

Condensed Consolidated Balance Sheets

At September 30, 2018 and December 31, 2017

(Stated in U.S. Dollars)

	September 30,	December 31,
	2018	2017
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$198,571	$150,736
Accounts receivable, net	255,754	63,168
Inventory, net	-	272,402
Other receivables and other current assets, net	4,588,819	6,656,297
Note receivable	-	1,334,852
Related parties receivable, net	3,802,998	11,985,101
Total current assets	8,846,142	20,462,556
Non-current assets
Equipment, net	1,003	1,126
TOTAL ASSETS	8,847,145	20,463,682

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term bank loans	3,294,333	3,533,140
Accounts payable	390,480	362,284
Accrued liabilities and other current liabilities	8,025,464	5,483,501
Related parties payable	820,966	458,011
Total current liabilities	12,531,243	9,836,936
TOTAL LIABILITIES	12,531,243	9,836,936

COMMITMENTS & CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY
Preferred stock, no par value; 20,000,000 shares authorized, 0 shares and 0 shares issued and outstanding, respectively	-	-
Common stock, no par value; 700,000,000 shares authorized, 100,000,000 shares issued and outstanding, respectively	12,307,407	12,307,407
Additional paid-in capital	208,629	206,288
Statutory reserves	-	-
Accumulated deficit	(16,448,179)	(1,981,384)
Accumulated other comprehensive loss	248,045	94,435
TOTAL STOCKHOLDERS’ EQUITY	(3,684,098)	10,626,746
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,847,145	$20,463,682

See accompanying notes to the financial statements

Sunburst Acquisitions V, Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income

For the nine months ended September 30, 2018 and 2017

(Stated in U.S. Dollars)

(Unaudited)

	Three Months Ended September 30,		Nine Months ended September 30,
	2018	2017	2018	2017
Revenues, net	$191,726	$-	$1,559,723	$53,054
Cost of sales	20,281	-	1,127,225	-
Gross margin	171,445	-	432,498	53,054

Operating expenses
Selling and marketing expenses	666	1,027	12,236	2,807
General and administrative expenses	205,558	173,247	684,596	292,926
Impairment of related party receivables	4,073,886	-	8,542,086	-
Impairment of trade and other receivables	5,495,422	-	5,495,422	-
Loss on sales	-	46,728	-	-
Total operating expenses	9,775,532	221,002	14,734,340	295,733

Income (loss) from operation	(9,604,087)	(221,002)	(14,301,842)	(242,679)

Other income (expenses)
Other income	61	9	3,835	9
Other expense	-	(12)	(42)	(1,194)
Interest income	96	80	363	248
Interest expense	(60,394)	(74,275)	(169,109)	(207,846)
Total other income (expenses)	(60,237)	(74,198)	(164,953)	(208,783)

Income (loss) before tax	(9,664,324)	(295,200)	(14,466,795)	(451,462)
Income tax	-	(14)	-	(1,430)
Net income (loss)	$(9,664,324)	$(295,214)	(14,466,795)	$(452,892)

Other comprehensive income (loss):
Foreign currency translation gain (loss)	338,795	66,607	153,610	440,648
Comprehensive income (loss)	$(9,325,529)	$(228,607)	(14,313,185)	$(12,244)

Loss per share
Basic	$(0.097)	$(0.003)	$(0.145)	$(0.005)
Diluted	$(0.097)	$(0.003)	$(0.145)	$(0.005)

Weighted average shares outstanding
Basic	100,000,000	100,000,000	100,000,000	100,000,000
Diluted	100,000,000	100,000,000	100,000,000	100,000,000

See accompanying notes to the financial statements

Sunburst Acquisitions V, Inc.

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2018 and 2017

(Stated in U.S. Dollars)

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net loss	$(14,466,795)	(452,892)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Impairment of related party receivables	8,542,086	-
Impairment of trade and other receivables	5,495,422	-
Depreciation expense	69	1,381
Imputed interest	2,341	-
Changes in assets and liabilities
Decrease in restricted cash	-	131,955
Increase in accounts receivable	(554,439)	(480,033)
Decrease in notes receivables	1,333,104	-
Decrease in inventory	272,046	-
Increase in other receivables	(3,113,397)	(2,942,724)
(Increase)/Decrease in related party receivable	(546,695)	12,043,795
Increase/(decrease) in accounts payables	49,152	(3,636,965)
Increase/(decrease) in accruals and other payables	2,967,845	(5,399,354)
(Increase)/decrease in tax payable	(215,609)	329,748
Net cash used in operating activities	(234,870)	(405,089)

Cash flows from financing activities
Capital injection	-	133,083
Repayment of bank borrowings	(61,380)	(161,629)
Proceeds from bank borrowings	-	73,468
Proceeds from related party payable	346,412	633,231
Net cash provided by financing activities	285,032	678,153

Net increase in cash and cash equivalents	50,162	273,064
Effect of foreign currency translation on cash and cash equivalents	(2,327)	(11,670)
Cash and cash equivalents–beginning of period	150,736	67,981
Cash and cash equivalents–end of period	$198,571	329,375

Supplementary cash flow information:
Interest received	$363	248
Interest paid	$169,109	207,846
Income taxes paid	$-	1,440

Non-Cash Financing Activities:
Related party receivable offset against capital	-	-
Related party interest payable converted to additional paid-in capital	2,341	-

See accompanying notes to the financial statements

Sunburst Acquisitions V, Inc.

Notes to Financial Statements

(Unaudited)

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

Accounts receivable are carried at the amounts invoiced to customers less allowance for doubtful accounts. The allowance is an estimate based on a review of individual customer accounts on a regular basis. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received as other income.

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

Statutory reserves are referring to the amount appropriated from the net income in accordance with laws or regulations, which can be used to recover losses and increase capital, as approved, and are to be used to expand production or operations. PRC laws prescribe that an enterprise operating at a profit must appropriate and reserve, on an annual basis, an amount equal to 10% of its profit. Such an appropriation is necessary until the reserve reaches a maximum that is equal to 50% of the enterprise’s PRC registered capital. For the six months ended September 30, 2018 and 2017, there was no appropriation due to net loss.

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

Exchange Rates	9/30/2018	12/31/2017	9/30/2017
Year end RMB : US$ exchange rate	6.8602	6.5097	6.6545
Average year RMB : US$ exchange rate	6.5183	6.7590	6.8057

Year end HKD : US$ exchange rate	7.8373	7.7926	7.8110
Average year HKD : US$ exchange rate	7.8405	7.7925	7.7870

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

As of September 30, 2018, the Company had accumulated deficits of $16,448,179. The Company has recognized bad debt allowance of $4,002,478 in related party receivables and $5,495,422 in trade and other receivables, respectively during the three months ended September 30, 2018. The bad debts on these receivables resulted in significant losses to the Company and negative cash flows to the Company. Management’s plan to support the Company in operations and to maintain its business strategy is to raise funds through public and private offerings and to rely on officers and directors to perform essential functions with minimal compensation. If we do not raise all of the money we need from public or private offerings, we will have to find alternative sources, such as loans or advances from our officers, directors or others. Such additional financing may not become available on acceptable terms and there can be no assurance that any additional financing that the Company does obtain will be sufficient to meet its needs in the long term. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing. If we require additional cash and cannot raise it, we will either have to suspend operations or cease business entirely.

The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

4.	ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following as of September 30, 2018 and December 31, 2017:

	2018	2017
Accounts receivable	$586,747	$63,168
Less: Allowance for doubtful accounts	(330,993)	-
	$255,754	$63,168

Bad debt allowance for the nine months ended September 30, 2018 and 2017 was $330,993 and $nil, respectively.

Due to the Company’s business environment and model, the Company would extend credits to its customers for more than 90 days. As such, the Company may be subject to material risk borne from credit extended to customers.

5.	INVENTORY

Inventory consisted of the following as of September 30, 2018 and December 31, 2017:

	2018	2017
Finished goods for sale	$-	$272,402
Less: Allowance for write downs	-	-
	$-	$272,402

The Company does not provide allowance for its inventory as all the inventories were sold subsequently.

6.	NOTES RECEIVABLE

The Company has issued a note receivable with outstanding balance of Nil and $1,334,852 as of September 30, 2018 and December 31, 2017 respectively. The note is non-interest bearing for first two years with a maturity date of December 31, 2018. The note bears an interest rate of 12% annually after the maturity date if remains outstanding. The note was subsequently repaid in full in April 2018.

7.	EQUIPMENT

Equipment consisted of the following as of September 30, 2018 and December 31, 2017:

	2018	2017
At Cost:
Office equipment	$21,424	$22,577
Less: Accumulated depreciation
Office equipment	(20,421)	(21,451)
	$1,003	$1,126

Depreciation expense for the three months ended September 30, 2018 and 2017 was $24 and $469, respectively and for the nine months ended September 30, 2018 and 2017 was $69 and $1,381, respectively.

8.	SHORT TERM BANK LOANS

Bank loans consisted of the following amount as of September 30, 2018 and December 31, 2017:

	2018	2017
Loan due to China Guangfa Bank, 6.525% interest rate per annum, due on December 14, 2018	$3,294,333	$3,533,140

Interest expense for the three months ended September 30, 2018 and 2017 for these loans amounted to $59,598 and $74,275, respectively and for the nine months ended September 30, 2018 and 2017 amounted to $166,768 and $207,846, respectively. The loan is guaranteed by personal guarantee from the Company’s owner and related parties.

9.	OTHER RECEIVABLES AND OTHER PAYABLES

Other receivables and other current assets consisted of the following as of September 30, 2018 and December 31, 2017:

	2018	2017
Value added tax deductible	$972,820	$820,616
Other business-related (tax payable) prepaid tax	18,040	7,694
Other receivables from customers or its designees	8,464,031	5,897,450
Other deposits and prepaids	24,470	69,463
Less: Allowance for doubtful accounts	(4,890,542)	-
	$4,588,819	$6,656,297

As of September 30, 2018 and December 31, 2017, the collectible balances from customers or its designee amounted to $8,464,031 and $5,897,450, respectively; and are included in “Other receivables and other current assets”; while the amounts payable to the suppliers on behalf of these customers or its designees amounted to $7,906,753 and $5,814,883, respectively; and are included in “Accrued liabilities and other current liabilities”. Bad debt allowance for the collectible balances from customers or its designee for the nine months ended September 30, 2018 and 2017 was $4,890,542 and $nil, respectively.

The Company, in its capacity as an import agent, collects payments from its customers that are remitted to their suppliers. Due to foreign exchange control in China, the Company is only allowed to remit limited amount of such funds to the suppliers each year.

Due to the Company’s business environment and model, the Company would extend credits to its customers or its designee for more than 90 days. As such, the Company may be subject to material risk borne from credit extended to customers or its designee.

For the nine months ended September 30, 2018, the Company has advanced working capital of approximately $1,980,647 to two unrelated third-party business entities as a courtesy to maintain a business-friendly relationship. The advances are unsecured, noninterest bearing and without maturity. The Company has received full repayment from these parties.

10.	RELATED PARTIES TRANSACTIONS

Related parties’ receivable

Related parties’ receivable consisted of the following as of September 30, 2018 and December 31, 2017:

		2018	2017
Foshan City Jisheng Technology Co. Ltd. (“Jisheng”)	(1)	$12,345,084	$4,885,517
He, Guangxiang	(2)	-	7,099,584
Less: Allowance for doubtful accounts		(8,542,086)
		$3,802,998	$11,985,101

(1)	Jisheng is owned by the shareholder of ZhaoQing NengCheng Import and Export Co., Ltd (“Nengcheng”), operating subsidiary in China, PRC, until September 17, 2016. During 2015 and 2016, Nengcheng conducted sales transactions with Jisheng. The amounts outstanding represent account receivable and other receivable due from Jisheng. In addition, the Company has made additional advances or loans to Jisheng during the three months ended September 30, 2018. These amounts are interest free, unsecured, and payable on demand. The outstanding amounts of $8,542,086 were written off during the nine months ended September 30, 2018 as management does not expect the balance to be repaid by the related party.

(2)	He, Guangxiang is a shareholder of Nengcheng until March 14, 2017. Mr. He received advances from the Company for the purpose of corporate development. These amounts are interest free, unsecured, and payable on demand. Management determined that such receivables are currently due from Mr. He, and that the Company has not offered an extended repayment timeline to him; management expects Mr. He to repay the balance in full no later than September 30, 2018. Mr. He has repaid the balance in full in July 2018.

From time to time, the Company would make advances or loans to related parties that are non-interest bearing, without maturity, and unsecured. Such advances or loans may not deem beneficial or in the best interests of the Company and its shareholders. The failure to timely prevent advances or loan transactions made to these parties without proper considerations and proper controls and procedures might disrupt the Company’s operation and result in losses to the Company. Although, the Company has not been able to collect a significant portion of such related parties’ receivables, the Company continues to make advances or loans to its related parties as funds are needed by the related parities and due to its relationship.

Related parties payable

Related parties payable consisted of the following as of September 30, 2018 and December 31, 2017:

		2018	2017
Ho, Terence	(1)	621,182	275,877
He, Da Hong	(2)	172,735	182,034
He, Guangxiang	(3)	27,049	-
		$820,966	$458,011

(1)	Mr. Terence Ho is the Chairman and CEO of the Company. From time to time, Mr. Ho paid certain expenses on behalf of the company. The amounts due to Mr. Ho are interest free, unsecured, and payable on demand.

(2)	Mr. He, Da Hong is the former CEO of the Company’s subsidiary Shenzhen Zhenlongbao Investment Consulting Co., Ltd. From time to time, Mr. He paid certain expenses on behalf of the company. The amounts due to Mr. He are interest free, unsecured, and payable on demand.

(3)	From time to time, Mr. He, Guangxiang paid certain expenses on behalf of the company. The amounts due to Mr. He are interest free, unsecured, and payable on demand.

11.	CAPITAL SHARES AND EQUITY

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

All of the Company’s operations are in the PRC and in accordance with the relevant tax laws and regulations.

The following tables provide the reconciliation of the differences between the statutory and effective tax expenses:

For the three months ended September 30,	2018	2017
Loss attributed to PRC	$(9,595,369)	$(222,072)
Loss attributed to US and other intermediate holding companies	(68,955)	(73,128)
Loss before tax	(9,664,324)	(295,200)

PRC Statutory Tax at 25% Rate	-	-
Effect of difference between PRC tax basis and US GAAP	-	14
Income tax	$-	$14

For the nine months ended September 30,	2018	2017
Loss attributed to PRC	$(14,282,695)	$(296,425)
Loss attributed to US and other intermediate holding companies	(184,100)	(155,037)
Loss before tax	(14,466,795)	(451,462)

PRC Statutory Tax at 25% Rate	-	-
Effect of difference between PRC tax basis and US GAAP	-	1,430
Income tax	$-	$1,430

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows:

For the three months ended September 30,	2018	2017
U.S. federal statutory income tax rate	21%	34%
Lower rates in PRC, net	(9)%	(9)%
Effects of tax basis differences	(12)%	(25)%
Effective tax rate	-%	-%

For the nine months ended September 30,	2018	2017
U.S. federal statutory income tax rate	21%	34%
Lower rates in PRC, net	(9)%	(9)%
Effects of tax basis differences	(12)%	(25)%
Effective tax rate	-%	-%

The Company did not recognize deferred taxes since it is not likely to realize such deferred taxes.

The Company is subject to examination by the U.S. Internal Revenue Service (IRS) and other taxing authorities in jurisdictions where the firm has significant business operations, such as China. The tax years under examination vary by jurisdiction.

13.	LOSS (EARNINGS) PER SHARE

Components of basic and diluted loss (earnings) per share were as follows:

For the three months ended September 30,	2018	2017

Basic (Loss) Earnings Per Share Numerator
Net (loss) income	$(9,664,324)	$(295,214)
(Loss) Income Attributable to Common Stockholders	$(9,664,324)	$(295,214)
Diluted (Loss) Earnings Per Share Numerator
(Loss) Income Attributable to Common Stockholders	$(9,664,324)	$(295,214)

Basic Weighted Average Shares Outstanding	100,000,000	100,000,000
Diluted Weighted Average Shares Outstanding:	100,000,000	100,000,000

Loss Per Share
- Basic	$(0.097)	$(0.003)
- Diluted	$(0.097)	$(0.003)

For the nine months ended September 30,	2018	2017

Basic Loss Per Share Numerator
Net loss	$(14,466,795)	$(452,892)
Loss Attributable to Common Stockholders	$(14,466,795)	$(452,892)
Diluted Loss Per Share Numerator
Loss Attributable to Common Stockholders	$(14,466,795)	$(452,892)

Basic Weighted Average Shares Outstanding	100,000,000	100,000,000
Diluted Weighted Average Shares Outstanding:	100,000,000	100,000,000

Loss Per Share
- Basic	$(0.145)	$(0.005)
- Diluted	$(0.145)	$(0.005)

14.	RISKS

A.	Credit risk

The age of account receivables, other receivables, and related parties’ receivables have built up more than 180 days indicating that the Company is subject to material risk borne from credit extended to customers and related parties. Although, the Company has not been able to collect a significant portion of its related parties’ receivables, the Company continues to make advances or loans to its related parties as funds are needed by the related parities and due to its relationship with the Company.

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

D.	Concentration risks

The Company has the following concentrations as of September 30, 2018 and December 31, 2017:

Accounts receivable	2018		2017
Customer A	$196,022	67%	$43,748	69%
Customer B	$47,526	19%	$-	-%

Accounts payable	2018		2017
Supplier A	$390,480	100%	$362,284	100%

E.	Inflation Risk

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

From time to time, the Company would make advances or loans to unrelated third parties or related parties that are non-interest bearing, without maturity, and unsecured. Such advances or loans may not deem beneficial or in the best interests of the Company and its shareholders. The failure to timely prevent advances or loan transactions made to these parties without proper considerations and proper controls and procedures might disrupt the Company’s operation and result in losses to the Company. Refer to “Related Parties Transactions” and “Other Receivables and Other Payables” Footnote.

15.	BUSINESS SEGMENT

The revenues and cost of goods sold from operation consist of the followings:

For the three months ended September 30,	2018		2017
	Revenues	Cost of sales	Revenues	Cost of sales
Import & Custom Clearance Service	$173,726	-	$-	$-
Trading	18,000	20,281	-	-
Loss on Sales	-	-	(46,728)	-
Total	$191,726	$20,281	$(46,728)	$-

For the nine months ended September 30,	2018		2017
	Revenues	Cost of sales	Revenues	Cost of sales
Import & Custom Clearance Service	$430,351	-	$53,054	$-
Trading	1,129,372	1,127,225	-	-
Loss on Sales	-	-	-	-
Total	$1,559,723	$1,127,225	$53,054	$-

16.	SUBSEQUENT EVENTS

The Company evaluates subsequent events that have occurred after the balance sheet date but before the financial statements are issued. There are two types of subsequent events: (1) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, and (2) non-recognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date. As of the issuance of this report, the Company did not have any other material events that required disclosure under the above guidance.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the unaudited condensed consolidated financial statements of the Company for the nine months ended September 30, 2018 and 2017, and should be read in conjunction with such financial statements and related notes included in this report. Except for the historical information contained herein, the following discussion, as well as other information in this report, contain “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. Actual results and the timing of the events may differ materially from those contained in these forward looking statements due to a number of factors, including those discussed in the “Forward-Looking Statements” set forth elsewhere in this Quarterly Report on Form 10-Q.

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

Results of Operations

Below we have included a discussion of our operating results and material changes in our operating results during the three and nine months ended September 30, 2018 compared to the same period of 2017. We mainly provide import custom clearing services in the Guangdong province in the People’s Republic of China (“PRC”). Our primary operations are conducted by a subsidiary located in the PRC.

For additional information on the potential risks associated with these initiatives and our operations, please refer to the Risk Factors sections in our annual report on Form 10-K for the period ended December 31, 2017.

For the three months ended September 30, 2018 and 2017

Revenue

Our aggregate revenues for the three months ended September 30, 2018 were $191,726 ($173,726 for import and custom clearing services and $18,000 for trading activities) representing an increase of $173,726, or 100% as compared to the three months ended September 30, 2017. The growth was mainly driven by the gross income from increase of import and custom clearance services. We commenced our trading activities in the third and fourth quarters of 2017.

The Company generated revenues of $173,726 from import and custom services for the three months ended September 30, 2018, an increase of 100% over $173,726 for the three months ended September 30, 2017. This revenues growth was principally driven by the continuous growth of import goods’ volume and change of import and clearing services rates with the customers.

The Company has generated loss on import and custom services of $(46,728) for the three months ended September 30, 2017 because blue wet cowhides imported by one of its customers were imperfect, therefore the customer proposed to the Company to absorb a portion of the loss. Although the Company is not responsible for the imperfect goods imported, the Company accepted the proposal as a courtesy to maintain its long-term relationship with customer. The loss on sales were recorded as general and administrative expenses.

Operating Expenses

Our operating expenses for the three months ended September 30, 2018 and 2017 were approximately $9,775,532 and $221,002, respectively, an increase of $9,554,530 or 4,323%. The increase was mainly due to increase in general and administrative expenses. Further, the Company recognized impairments of related party receivables and trade and other receivables of $4,002,478 and $5,495,422 respectively during the three months ended September 30, 2018.

Operating expenses for providing our services to our clients are comprised of selling and marketing expenses, general and administrative expenses.

Selling and Marketing

Sales and marketing expenses for the three months ended September 30, 2018 and 2017 were approximately $666 and $1,027, respectively, a decrease of 35%. The decrease was primarily attributable to the decrease in transportation fees related to the Company’s trading activities.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2018 and 2017 were $205,558 and $173,247, respectively, an increase of 19%.

Other Income and Expenses

Other expenses for the three months ended September 30, 2018 and 2017 were $60,237 and $74,198, respectively, a decrease of $13,804. Other expenses primarily consist of interest expenses on short term bank loans of $60,394 and $74,275 for the three months ended September 30, 2018 and 2017, respectively.

Income taxes

The provision for taxes for the three months ended September 30, 2018 principally relates to federal, state, local and foreign jurisdiction income taxes.

No provision for income tax was required to be provided for the three months ended September 30, 2018 and 2017.

Net Income

Net loss for the three months ended September 30, 2018 and 2017 was $9,664,324 or $0.097 per share basic and diluted, and $295,214 or $0.003 per share basic and diluted, an increase of $9,369,110 or 3,174%.

For the nine months ended September 30, 2018 and 2017

Revenue

The Company generated net revenues of $430,351 from import and custom services for the nine months ended September 30, 2018, an increase of 711% over $53,054 for the nine months ended September 30, 2017. This revenues growth was principally driven by the continuous growth of import goods’ volume and the change of import and clearing services rates with the customers.

Our aggregate revenues for the nine months ended September 30, 2018 were $1,559,723 ($430,351 for import and custom clearing services and $1,129,372 for trading) representing an increase of $1,506,669, or 2,840% as compare with the nine months ended September 30, 2017. The growth was mainly driven by the gross income from continuous growth of trading activities engaged in second half of 2017.

Operating Expenses

Our operating expenses for the nine months ended September 30, 2018 and 2017 were approximately $14,734,340 and $295,733, respectively, an increase of $14,438,607 or 4,882%. The increase was mainly due to increase in general and administrative expenses. In addition, the Company recognized an impairment of related party receivables and trade and other receivables of $8,542,086 and $5,495,422 respectively were recognized during the nine months ended September 30, 2018, while there were no such expenses incurred during the nine months ended September 30, 2017.

Operating expenses for providing our services to our clients are comprised of selling and marketing expenses, general and administrative expenses.

Selling and Marketing

Sales and marketing expenses for the nine months ended September 30, 2018 and 2017 were approximately $12,236 and $2,807, respectively, an increase of 336%. The increase was primarily attributable to the increase in transportation fees relating to the Company’s trading activities.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2018 and 2017 were $684,596 and $292,926, respectively, an increase of 134%. This was due to the increase in net exchange loss on foreign currency transactions (other than RMB) and insurance expenses. Further, the expiration of the value added tax deductible of $104,445 and receivables adjustments approximately of $105,026.

Other Income and expenses

Other expenses for the nine months ended September 30, 2018 and 2017 were $164,953 and $208,783, respectively, an increase of $43,830. Other expenses primarily consist of interest expenses on short term bank loans of $207,846 and $169,109 for the nine months ended September 30, 2018 and 2017, respectively.

Income taxes

The provision for taxes for the nine months ended September 30, 2018 principally relates to federal, state, local and foreign jurisdiction income taxes.

No provision for income tax was required to be provided for the nine months ended September 30, 2018 while the effect of difference between PRC tax basis and US GAAP of $1,416 was provided for the nine months ended September 30, 2017.

Net Income

Net loss for the nine months ended September 30, 2018 and 2017, was $14,466,795 or $0.145 per share basic and diluted, and $452,892 or $0.005 per share basic and diluted respectively, increase approximately of $14,013,903 or 3,094%.

Liquidity and Capital Resources

Our current assets primarily consist of cash and cash equivalents, accounts and other receivable, related parties’ receivables, and prepaid expenses. Our accounts receivables are primarily from our long-term customers, the management evaluates the collectability of each customer periodically.

Our current liabilities primarily consist of accounts and other payable, related parties’ payables, and accrued expenses.

As of September 30, 2018, we had cash and cash equivalents of approximately $198,571, as compared to December 31, 2017 in which we had cash and cash equivalents of approximately of $150,736. This represents an increase of $47,835, primarily due to our total cash activities, including our payment of accounts and other payable, extended collection of accounts and other receivable and accrued expenses.

We have financed our operations primarily through cash flow from operating activities, shareholder contributions and advancement from related parties.

We require cash for working capital, payment of accounts and other payables and accrued expenses, salaries, and related benefits, and other operating expenses and income taxes.

As of September 30, 2018, we had a working capital deficit of $3,685,101, as compared December 31, 2017 in which we had a working capital surplus of $10,625,620. This represents a decrease of $14,310,721. The decrease in working capital surplus is principally attributable to the increase of accounts payables and other payable, and accrued expenses higher than increase of cash and cash equivalents, accounts and in other receivable.

	September 30,	September 30,
	2018	2017

Net cash used in operating activities	(234,870)	(405,089)
Net cash provided by financing activities	285,032	678,153
Net Increase of Cash and Cash Equivalents	50,162	273,064
Effect of foreign currency translation on cash and cash equivalents	(2,327)	(11,670)
Cash and cash equivalents–beginning of year	150,736	67,981
Cash and cash equivalents–end of year	$198,571	$329,375

Cash Flow from Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2018 was $234,870, compared to $405,089 for the nine months ended September 30, 2017, a decrease in net cash consumed by operating activities of $170,219. We had net loss of $14,466,795 for the nine months ended September 30, 2018, an increase of $14,013,903 from the net loss of $452,892 for the nine months ended September 30, 2017.

The cash flow from operating activities for the nine months ended September 30, 2017 were primarily attributable to increase in other receivables and decrease in accounts payables and accruals and other payables with an offset by decrease in related party receivables. While the cash flow for the same period in 2018 were primarily attributable to decrease in notes receivables and increase in accruals and other payables with an offset by increase in other receivables. The Company recognized impairments of related parties receivables and trade and other receivables in the amount of $8,542,086 and $5,495,422 respectively.

Cash Flow from Investing Activities

We had no cash flow from investing activities during the nine months ended September 30, 2018 and 2017.

Cash Flow in Financing Activities

Cash provided by financing activities decreased $393,121 for the nine months ended September 30, 2018 as compared to 2017 due to decrease in net funding from capital injection and advancement from related parties in 2018. Cash provided by financing activities in 2018 consisted primarily of bank borrowings repayment as well as advancement from related parties.

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

Accounts receivable

Accounts receivable are carried at the amounts invoiced to customers less allowance for doubtful accounts. The allowance is an estimate based on a review of individual customer accounts on a regular basis. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received as other income.

The Company reviews the collectability of accounts receivable based on an assessment of historical experience, current economic conditions, and other collection indicators.

Inventory

Inventory consisting of finished goods purchased for sale are stated at the lower of cost or market value using average method.

Equipment

Equipment is carried at cost less accumulated depreciation. Depreciation is provided over their estimated useful lives, using the straight-line method. Estimated useful lives of the equipment are as follows:

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

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of its disclosure controls and procedures. Based on this evaluation, its chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2018 due to the lack of qualified internal accounting personnel with sufficient knowledge of US GAAP and reporting requirements of a U.S. publicly-listed company.

From time to time, the Company would make advances or loans to unrelated third parties or related parties that are non-interest bearing, without maturity, and unsecured which may not deem beneficial or in the best interests of the Company and its shareholders. The failure to timely prevent advances or loan transactions made to unrelated third parties or related parties without proper agreements or considerations and proper controls and procedures may result in significant deficiencies or material weaknesses in our internal controls which could impact the reliability of our financial statements and prevent us from complying with SEC rules and regulations.  Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our business. The Company will strengthen internal control, develop a proper procedure for loan and retain staff with sufficient knowledge of the US GAAP and SEC reporting standard.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not issue or offer for sale any unregistered equity securities during three months period ended September 30, 2018.

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

As of September 30, 2018, the net proceeds have been fully utilized by the Company, and there is no unutilized amount. The net proceeds have been used as general working capital for daily operations and in payment of legal, auditor and professional fee.

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

SUNBURST ACQUISITIONS V, INC.

November 19, 2018	By:	/s/ Terence Ho
Terence Ho
Chairman, Chief Executive Officer (Principal Executive Officer)

By:	/s/ Lina Liao
Lina Liao
Chief Financial Officer (Principal Financial and Principal Accounting Officer)