Form 10-K
period 2018-12-31
SUNBURST ACQUISITIONS V INC
filed 2019-04-16
CIK 1063489

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to____

Commission File Number: 333-223749

SUNBURST ACQUISITIONS V, INC.

(Exact name of registrant as specified in its charter)

Colorado	84-1461844
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

Room 2305A, 23/F, World-Wide House, 19 Des Voeux Road, Central, Hong Kong	NA
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: +852 2231 9629

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

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

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

☐ Yes ☒ No

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

☐ Yes ☒ No

As of June 29, 2018, the last business day of the registrant's most recently completed second fiscal quarter, there was no public market for the registrant’s common stock. The registrant's common stock began to be quoted on the OTC Markets Group on February 11, 2019 but has not commenced trading as of the date of this report.

As of April 11, 2019, the registrant had 110,000,000 shares of common stock issued and outstanding.

EXPLANATORY NOTE

As used in this Annual Report, the terms “we,” “us,” “our,” and words of like import, and the “Company” refer to Sunburst Acquisitions V, Inc. and all of our subsidiaries unless the context otherwise indicates or the context otherwise requires.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). The statements herein, which are not historical facts, reflect our current expectations and projections about the Company’s future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to us and our management and our interpretation of what we believe to be significant factors affecting our business, including many assumptions about future events. Such forward-looking statements include statements regarding, among other things:

●	our ability to deliver, market and generate sales of our import services;
●	our ability to develop and/or introduce new import services;
●	our projected revenues, profitability and other financial metrics;
●	our future financing plans;
●	our anticipated needs for working capital;
●	the anticipated trends in our industry;
●	our ability to expand our sales and marketing capability;
●	acquisitions of other companies or assets that we might undertake in the future;
●	competition existing today or that will likely arise in the future; and
●	other factors discussed elsewhere herein.

Forward-looking statements, which involve assumptions and describe our plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “will,” “plan,” “could,” “target,” “contemplate,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “seek,” or “project” or the negative of these words or other variations on these or similar words. Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially from those expressed in, or implied by, these forward-looking statements because of various risks, uncertainties and other factors, including the ability to raise sufficient capital to continue the Company’s operations. These statements may be found under Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as elsewhere in this Annual Report on Form 10-K generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, matters described in this Annual Report on Form 10-K.

In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Annual Report on Form 10-K will in fact occur.

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

The forward-looking statements in this Annual Report on Form 10-K represent our views as of the date of this Annual Report on Form 10-K. Such statements are presented only as some guide about future possibilities and do not represent assured events, and we anticipate that subsequent events and developments will cause our views to change. You should, therefore, not rely on these forward-looking statements as representing our views as of any date after the date of this Annual Report on Form 10-K.

This Annual Report on Form 10-K also contains estimates and other statistical data prepared by independent parties and by us relating to market size and growth and other data about our industry. These estimates and data involve a number of assumptions and limitations, and potential investors are cautioned not to give undue weight to these estimates and data. We have not independently verified the statistical and other industry data generated by independent parties and contained in this Annual Report on Form 10-K. In addition, projections, assumptions and estimates of our future performance and the future performance of the industries in which we operate are necessarily subject to a high degree of uncertainty and risk.

Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results differing materially from those anticipated based on any forward-looking statements, even if new information becomes available in the future. Depending on the market for our stock and other conditional tests, a specific safe harbor under the Private Securities Litigation Reform Act of 1995 may be available to us. Notwithstanding the above, because Section 27A of the Securities Act and Section 21E of the Exchange Act expressly state that the safe harbor for forward-looking statements does not apply to companies that issue penny stock, the safe harbor for forward-looking statements may not be available to us at certain times as we may be considered to be an issuer of penny stock.

i

ii

PART I

ITEM 1. BUSINESS

Overview and Corporate History.

Sunburst Acquisitions V, Inc. (the “Company” or “we”) is a one-stop import service provider for third-party manufacturers with needs for importing various types of raw materials and half-finished goods. In the fiscal year 2018, our primary revenues were generated from importing various types of cowhides and rubberwood square, which in total accounted for 95.9% of our total revenues, through NengCheng (as defined below) which was our indirect wholly owned subsidiary up until March 8, 2019. In the fiscal year 2017, our primary revenues were generated from importing various types of cowhides, such as wet blue cowhide, rawhide, and wet-salted cowhide, and rubberwood square, which in total accounted for approximately 96.3% of our total revenues. However, while NengCheng (as defined below) was our indirect wholly owned subsidiary up until March 8, 2019, and provided import related services by importing various types of cowhides and rubberwood square, we discontinued NengCheng’s operation beginning in November 2018, and classified it as a discontinued operation, and did not include its import custom clearing services business in our operating segment information for both fiscal years ended December 31, 2018 and 2017.

As part of our services, we negotiate and enter into import supply orders with overseas suppliers on behalf of our customers; we assist our customers to settle foreign exchange payments with suppliers; we receive and inspect the imported raw material and goods once overseas suppliers ship them to seaports; we ensure customs clearance on behalf of our customers and coordinate transportation of the raw material and goods from sea ports to our customers.

By utilizing our one-stop import services, our customers are able to access quality raw material and goods in the international market without the burden of confronting administrative cost and bearing expenses for obtaining and maintaining regulatory licenses and permits relegated to importation and customs.

The Company was incorporated under the laws of the State of Colorado on April 30, 1998.

On August 11, 2005, Onping Limited, a company incorporated in the British Virgin Islands, wholly owned by Mr. Terence Ho, purchased an aggregate amount of 2,464,000 shares, or approximately 90% of the issued and outstanding common stock of the Company (“Common Stock”), from five of the Company’s then shareholders, pursuant to a purchase agreement dated June 21, 2005 (the “Onping Purchase Agreement”). Upon the closing of the transactions underlying the Onping Purchase Agreement and pursuant thereto, Mr. Terence Ho became the CEO and a director of the Company.

On October 26, 2016, the Company entered into a Stock Purchase Agreement with Sea Treasure Holdings Limited (“Sea Treasure”), a related party controlled by Mr. Ho, pursuant to which the Company issued an aggregate of 25,000,000 shares of Common Stock (the “Sea Treasure Purchase”), or approximately 91% of the Company’s issued and outstanding Common Stock, to Sea Treasure at an aggregate purchase price of approximately $250,000. Following the closing of the Sea Treasure Purchase, Mr. Ho held approximately 99% of the Company’s issued and outstanding Common Stock.

On December 8, 2016, the Company filed Articles of Amendment with the Secretary of State of the State of Colorado to effect an increase in the number of authorized shares of stock to 720,000,000, of which 700,000,000 are designated Common Stock and 20,000,000 are designated preferred stock.

Share Exchange with Success (Group) Limited

The Company was a blank check company until the Company completed a reverse take-over transaction on November 13, 2017.

On November 13, 2017, a Share Exchange Agreement (the “Share Exchange Agreement”) was entered into by and among the Company, Success Green (Group) Limited, a British Virgin Islands company (“Success Green BVI”), and Mr. Terence Ho, the beneficial owner of 27,464,000 shares of the Company’s Common Stock and also the sole shareholder of all of the issued share capital of Success Green BVI (the “SG Stock”).

Pursuant to the Share Exchange Agreement, upon surrender and cancellation of the stock certificates Success Green BVI held by Mr. Ho, and issuance to the Company of stock certificates evidencing ownership of 100% of the SG Stock, the Company issued 72,265,000 shares (the “Acquisition Stock”) of the Company’s Common Stock to Mr. Ho. The Acquisition Stock collectively represents 72.27% of the issued and outstanding Common Stock of the Company immediately after the closing of the Share Exchange Agreement. Following the closing of the Share Exchange Agreement, Mr. Ho continues to be the majority beneficial owner of the Company’s Common Stock, holding a 99.73% equity interest in the Company. Success Green BVI and its subsidiaries became wholly owned subsidiaries of the Company.

Prior to entering into the Share Exchange Agreement, Success Green BVI was the sole shareholder of Success Green (International) Limited, a Hong Kong corporation (“Success Green HK”) incorporated on September 24, 2007. Success Green HK was the sole owner of Shenzhen ZhenLongBao Investment Consulting Co., Ltd. (“ZhenLongBao”), a company incorporated in the People’s Republic of China (the “PRC”) as a wholly owned foreign enterprise on April 21, 2011. ZhenLongBao was the sole owner of ZhaoQing NengCheng Import and Export Co., Ltd. (“NengCheng”), an operating company incorporated on July 3, 2012, under the laws of the PRC.

Upon the closing of the transactions underlying the Share Exchange Agreement, the Company became the 100% equity owner of Success Green BVI and its subsidiaries, Success Green HK, ZhenLongBao, and NengCheng,

For financial reporting purposes, the transactions underlying the Share Exchange Agreement represents a business combination under common control, where the sole shareholder of Success Green BVI is the beneficial shareholder of the Company. Consequently, the assets and liabilities and the operations of Success Green BVI and its subsidiaries have been presented at their carrying values as the date of the transaction, and the stockholders’ equity of the Company has been retrospectively restated to reflect the acquisition as recapitalization of the Company. The consolidated financial statements after closing of the Share Exchange Agreement include the assets and liabilities of the Company and Success Green BVI and the historical operations of Success Green BVI and operations of the combined entities (the Company and Success Green BVI) from the closing date of the Share Exchange Agreement.

Public Offering of 10,000,000 Shares of Common Stock

On July 23, 2018, the Company completed its public offering of 10,000,000 shares of Common Stock, no par value, pursuant to the Company’s post-effective amendment to registration statement on Form S-1, as amended (the “Registration Statement”).

Purchase Agreement with Advance Capital Investment Group Inc.

On December 24, 2018 (the “Closing Date”), Success Green HK entered into a share purchase agreement (the “AC Share Purchase Agreement”) with Advance Capital Investment Group Inc., a Vanuatu corporation (“Advance Capital”), and Mr. Terence Ho, the sole owner of Advance Capital, pursuant to which Success Green HK received a 100% equity interest in Advance Capital from Mr. Ho for a nominal consideration of $1. Immediately following the closing of the transaction underlying the AC Share Purchase Agreement, Advance Capital became a wholly owned subsidiary of the Company. E.P. Trading Co. Limited (“E.P. Trading”) is the wholly owned subsidiary of Advance Capital and became our operating entity pursuant to the AC Share Purchase Agreement. E.P. Trading currently holds a “licence of registration for overseas supplier enterprise of imported solid wastes as raw materials” issued by the General Administration of Quality Supervision, Inspection and Quarantine (AQSIQ) of the People’s Republic of China effective from December 1, 2017 to November 30, 2020.

Advance Capital was incorporated on December 14, 2012 in the Republic of Vanuatu. E.P. Trading was incorporated on March 13, 2017 in Hong Kong as a limited company.

Sale of ZhaoQing NengCheng

In November 2018, the Company suspended the operations of Nengcheng. Subsequently on March 8, 2019, the Company’s subsidiary, ZhaoQing NengCheng Investment Consulting Co., Ltd. sold 100% of its equity interests in ZhaoQing NengCheng Import and Export Co., Ltd. to Zhijian Chen, a non-related third party, for a consideration of RMB10,000 (approximately $1,500).

Corporate Structure

The corporate structure of the Company is as follows:

The address of our principal executive office is Room 2305A, 23/F, World-Wide House, 19 Des Voeux Road, Central, Hong Kong.

Our Services

As a one-stop import service provider, we offer a variety of services to our customers, including procuring, importing, settling foreign exchange payments, clearing customs, and setting up delivery logistics for raw materials and half-finished products, such as various kinds of cowhides and scrap plastics, from overseas to the PRC market. Our customers in need of various cowhides such as wet blue cowhide, salt wet cowhide, and rawhide are located throughout China, while customers demanding scrap plastics and other recyclable materials are primarily located in the Guangdong province. In 2019, we pivoted our service offerings to import of solid waste through E.P. Trading as it currently holds a “licence of registration for overseas supplier enterprise of imported solid wastes as raw materials” issued by the General Administration of Quality Supervision, Inspection and Quarantine of the People’s Republic of China effective from December 1, 2017 to November 30, 2020.

We provide our services to PRC manufacturer customers with needs for minimizing their cost in raw materials. The raw materials and half-finished goods that we procure from overseas for our customers typically are of higher quality than those available in the PRC market, while the ultimate costs of sourcing overseas including tariffs, other import taxes, and shipping expenses typically are lower than the cost of sourcing from the PRC market. To source cowhides, we negotiate with such overseas suppliers after our customers designate their preferred overseas suppliers, who are usually in the U.S., Central and South America, and Europe. Additionally, we were able to source scrap plastics from countries that have better recycling and waste sorting regulations and practices which in turn, produce better quality scrap plastics than those available in the PRC domestic market. Since March 2019, we plan to import from overseas for our customers in Foshan, Qingyuan and Sihui in the PRC that has needs for solid waste and nonferrous metal waste.

Our customers do not need to obtain or maintain the requisite import licenses and can rely on our services to import the raw materials and half-finished goods. Therefore, by engaging our services, our customers can access the international market for high quality raw materials and half-finished goods on a cost-effective basis.

Our typical sales cycle begins when a customer contacts our sales team to engage our service in managing and completing the entire process of importing a specific kind of products. After we are engaged, we then negotiate with our overseas supply partners or overseas suppliers preferred by the customer regarding the import supply order of the solid waste, raw materials or half-finished products with a price agreed upon by the overseas supplier and the customer.

Competitive Advantage

We believe that the following competitive strengths enhance our position in the PRC market:

●	Our one-stop import services are more efficient than those of our competitors. Our management team and employees, including the team at E.P. Trading, have extensive experiences in providing one-stop import services and have created our own business process that maximizes efficiency in serving our customers. With our services, our customers are able to clear customs 2-3 days faster on average compared to those of our competitors.

●	Our service is more cost-effective than our competitors. We charge lower rates for our services than our competitors, as our over 20 years’ experience in coordinating international supply processes and customs clearance allows us to develop cost-effective and efficient business processes.

●	We have excellent word-of-mouth reputation among our customers. We have generated a significant amount of business through word-of-mouth referrals from past and current customers. We expect to continue to generate substantial future revenues through word-of-mouth referrals. Additionally, E.P. Trading has been in the solid waste import service business since its inception in 2017 and maintains a great customer service reputation in the industry.

Growth Plan

While we have established a close and stable working relationship with many of our customers, we have been growing the range of our services to include scrap plastics in 2015. However, due to the PRC government’s restriction on the import of scrap plastics in 2016, we have transitioned away from customers needing scrap plastics, and have endeavored to build our customer base for those needing processed plastics, which we believe will generate steady, rising demand in the near future.

Our long-term objective is to establish our company as the regional leader in providing one-stop import services in the processed plastics industry while continuing to steadily expand our supplier and customer base for imported goods we currently provide services for.

As of the date of this filing, we expect to achieve this objective through the following strategies, although general market conditions and our financial results may require us to delay these strategies or adopt alternative strategies:

●	Between the years of 2019 and 2020, we have acquired a one-stop import service operation focused on solid waste and plan to leverage E.P. Trading’s operation to re-establish and reinforce our processed plastics and renewable waste customer base in Guangdong province and expand our customer base in Fujian province, strengthen our sales personnel, and establish more working relationships with potential overseas suppliers.

●	Between the years of 2021 and 2023, we plan to acquire a number of overseas renewable resources suppliers so that we have more control over the supply chain and the import sources.

Industry

The most significant products that NengCheng imported in 2018 prior to the discontinuation of its operation, were rubber wood timber, blue wet cowhide, and raw cowhide. Due to the NengCheng being classified as a discontinued operation, we did not include its import custom clearing services business in our operating segment information for all periods presented. The most significant products we have imported in 2017 and 2016 were different types of cowhides and rubber wood timber. According to China Leather Industry Information Center (the “LIIC”), in 2016, the PRC leather industry imported raw cowhides from 35 countries, among which America, Australia and Canada were the top three countries. According to the LIIC, the PRC regions that imported the greatest volume of raw cowhides are the following provinces: Hebei, Shandong, Fujian, Jiangsu, and Guangdong. Because our customers prior to the suspension and sale of NengCheng’s operation, were third-party manufacturers of leather furniture and particularly leather couches, the demand and supply of leather couches in the PRC market impacts our business more significantly than the demand and supply of cowhides in the global market. According to the LIIC, the PRC market of leather couches and other soft couches accounted for 50% of the global market for similar couches in 2016; additionally, the China Intelligence Website predicted that the PRC market will continue to grow. We no longer operate in the cowhide import service industry.

Since our acquisition of E.P. Trading in late 2018, we are in the process of integrating and expanding the solid waste import service operation, specifically, import of nonferrous metal waste. We believe the PRC market has significant unmet demand for nonferrous metal. Additionally, nonferrous metal waste is cheaper than virgin nonferrous metal and creates less environmental impact in the manufacturing process, leading manufacturers to prefer nonferrous metal waste over virgin nonferrous metals waste. We believe the demand for nonferrous metal in the PRC market significantly exceeds the supply; while the collection, sorting and classification of imported nonferrous metal waste is more detailed and precise sorted in the overseas market than in the PRC market and hence imported nonferrous metal waste has higher value and is more in demand. We are in the process of engaging the business of customers that supply non-ferrous metal wastes to manufacturers after processing the non-ferrous metal waste.

Competition

Virtually all of our services are provided to customers in the PRC market. Our major competitors are PRC-based import and export agency companies mainly located in seaport cities such as Tianjin, Qingdao, Xiamen, and various cities in Guangdong Province. We primarily compete with other import and export service companies such as Top Capital Holdings Limited and New Standard Enterprises Company Limited. Some of our competitors are import and export comprehensive service companies with online platforms, such as Tus-sound Environmental Resources Co., Ltd. This type of competitors has a much larger operation scale than us and generate more sales revenue, have greater financial capabilities, and enjoy a more established reputation because of their accumulated industrial experiences. Our principle comparative advantages focus on cost of service and efficiency of custom clearance. The demand for our one-stop services significantly depends on the general economy in the PRC and the PRC domestic demand for each of the goods in our offerings.

Suppliers

We enter into short-term supply orders in the ordinary course of business with the suppliers who are outside the PRC on behalf of our customers, pursuant to a short-term form of supply order with a fixed price. Typically the term covers three month or less. Though the fixed price of short-term orders does not entirely protect us and our customers against volatility in raw material prices, it nevertheless suits the business needs of our customers. We enter into supply orders for the raw materials and half-finished goods we import on behalf of our customers. Suppliers are either designated by our customers, or, for many orders of scrap plastic and processed plastics, are chosen by us, depending on whether they supply goods that match the specifications of our customers.

In fiscal year 2018, the primary supply we sourced were blue wet cowhide and raw cowhide. Our major supplier in 2018 was Xiangxiang Trade Co. Ltd, who supplied blue wet cowhide and raw cowhide to us, accounting for 68.6% of our purchases in 2018.

In fiscal year 2017, the primary supply we sourced were cowhides and rubber wood timber. Our major supplier in 2017 was Xiangxiang Trade Co. Ltd (“Xiangxiang”), who supplied blue wet cowhide and raw cowhide to us, accounting for 91% of our purchases in 2017.

Due to the NengCheng being classified as a discontinued operation, we did not include its import custom clearing services business in our operating segment information for both fiscal years ended December 31, 2018 and 2017.

For our scrap plastic and processed plastics, we have working relationship with suppliers in Southeast Asia, and are in the process of searching and negotiating with additional suppliers to expand our supplier base.

Marketing and Customers

We currently generate new businesses primarily through word-of-mouth referrals from past and current customers. We intend to expand our sales and marketing team to accommodate our growing operation in providing nonferrous metal waste and processed plastics related services.

We enter into import service agreements with our customers when they enter into an import service agreement with us. The import service agreement stipulates our service fees, our duties and responsibilities, and other customary terms and conditions.

We primarily enter into purchase orders with our top customers. Each purchase order governs each transaction and order from our customers. Purchase orders are typically short-term based, effective from the time of placing the order until the time when the order is delivered. We do not automatically renew our purchase orders with our top customers, and they each place a new order with us for a new transaction. Our order form includes our service fee, which is a percentage of the total payment of the goods imported. Our order form also indicates that payment in full is due within 15 days of the completion of our services.

Research and Development

We have not incurred any cost or expenses in research and development in the fiscal years ended December 31, 2017 and 2018. In light of our objective to strengthen our position as a one-stop import service provider that has a significantly strong practice in nonferrous metal waste and processed plastics, we intend to increase spending in research and development to identify overseas suppliers of nonferrous metal waste processed plastics that will meet the specific specifications, quality and cost requirements of our customers.

Facilities/Properties

For NengCheng’s operation prior to its discontinuation of operation, we had leased an office space from a third-party in Dasha Town, City of Sihui in Guangdong Province, for an annual rent of RMB10,000 (approximately $1,500). We had an unlimited term under this lease and can lease the premise for as long as we wish, and can terminate the lease without penalty. As of the date of this annual report, we no longer lease the office space in Dasha Town. For E.P. Trading’s operation, we lease an office space form a third party at Unit 2719, 27/F., Tuen Mun Central Square, No. 22 Hoi Wing Road, Tuen Mun, N.T., Hong Kong, for annual rent and administrative expenses of HK$240,000 (approximately $30,770). Our lease for E.P. Trading is for 3 years beginning on January 1, 2019.

We believe our facility is sufficient for our current operation.

Employees

As of the date of report, we had 3 employees, 1 of which is full-time, and 2 of which are part-time. They are not part of a labor union. We believe our relations with our employees are good.

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

SEC Revokes Registration of Securities of Sunburst Acquisitions V, Inc. for Failure to Make Required Periodic Filings

On April 26, 2017, the SEC instituted public administrative proceedings to determine whether to revoke or suspend for a period not exceeding 12 months the registration of each class of our securities for failure to make required periodic filings with the SEC. In its Order, the Division of Enforcement (“Division”) alleged that the Company was delinquent in its required periodic filings with the Commission. The SEC informed the Company that pursuant to Section 12(j) of the Exchange Act, a hearing would be scheduled before an Administrative Law Judge. At the hearing, the judge would hear evidence from the Division and the Company to determine whether the allegations of the Division contained in the Order, which the Division alleged constituted failures to comply with Exchange Act Section 13(a) and Rules 13a-1 and 13a-13 thereunder, were true. The Judge in the proceeding then determined whether the registrations pursuant to Exchange Act Section 12 of each class of our securities should be revoked or suspended for a period not exceeding twelve months. The SEC ordered that the Judge issue an initial decision not later than 120 days from the date of service of the order instituting proceeding.

On October 4, 2017, the SEC revoked the registration of each class of our registered securities pursuant to Section 12(j) of the Exchange Act for failure to comply with Section 13(a) of the Exchange Act and Rules 13a-1 and 13a-13 thereunder by failing to make required periodic filings with the SEC.

We filed a registration statement on Form 10 to re-register our Common Stock under Section 12(g) of the Exchange Act on November 13, 2017, as amended on January 18, 2018, and February 28, 2018, and such registration statement became effective automatically on January 12, 2018, 60 days following the initial filing of the Form 10.

Tax

NengCheng, as a PRC entity, is subject to enterprise income tax (“EIT”) according to applicable PRC tax rules and regulations. NengCheng has filed its quarterly tax returns in the past fiscal year. Beginning on March 8, 2019, NengCheng was no longer our subsidiary.

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

To qualify as an entity permitted to import goods into the PRC, the entity is required to include foreign trade in the scope of business of its business permit, and must hold currently valid permits, such as Registration Form for Foreign Trade Manager and Registration of Declaration Entities. Continuing qualification requires an entity to file the requisite annual records with the relevant bureaus of administration of industry and commerce, the ministry of the foreign trade and economic cooperation and the PRC Customs.

Prior to the discontinuation of NengCheng’s operation, NengCheng’s scope of operation is foreign trade, and NengCheng holds the required and currently valid permits such as Registration Form for Foreign Trade Manager, Registration of Declaration Entities, NengCheng is permitted to engage in import business activities. To import various types of cowhides, we complied with the PRC regulations and do not import from countries on the banned list of import of animal and animal products. For import of raw cowhides, we obtained the raw cowhide import permit from the Entry-Exit Inspection and Quarantine, Office of Animal and Botanical Quarantine Inspection, from the province that the ports are located. The import of our scrap plastic and processed plastic was subject to the regulation of Solid Waste Import Management Regulations. Pursuant to the Solid Waste Import Management Regulations, import of recyclable plastic requires environmental protection permits. NengCheng had held all requisite permits during the fiscal year period covered by this Form 10-K.

To import various types of non-ferrous metals, we comply with the PRC regulations such as Measures for the Inspection, Quarantine, Supervision and Administration of Imported Solid Waste That Can Be Used as Raw Materials (the “Imported Solid Waste Measures”) and the “Implementation Rules for Pre-shipment Inspection and Supervision of Imported Solid Wastes as Raw Materials” (the “Pre-shipment Implementation Rules”). The import of non-ferrous metals is subject to Imported Solid Waste Measures and Pre-shipment Implementation Rules, which require a licence of registration for overseas supplier enterprise of imported solid wastes as raw materials as an overseas supplier for imported solid waste that can be used as raw materials, and that all shipments are from exporters that are registered with General Administration of Customs, People’s Republic of China (GACC). E.P. Trading holds all requisite permits as of the date of this Annual Report on Form 10-K and plans to import only from exporters that are registered with the GACC.

Since E.P. Trading’s scope of operation is foreign trade, and E.P. Trading is a Hong Kong company, pursuant to PRC laws and regulations, E.P. Trading holds licence of registration for overseas supplier enterprise of imported solid wastes as raw materials and thus is permitted to engage in import business activities.

To maintain ongoing compliance of our import business activities through E.P. Trading, we are required to file annual records with or subject to annual inspection from PRC regulatory procedures such registering with the Administration of Commerce and Industry, Ministry of Foreign Trade and Economic Cooperation, Foreign Trade and Economics Department, and PRC Customs.

Provisions on Foreign Investment

Investment activities in the PRC by foreign investors are principally governed by the Guidance Catalogue of Industries for Foreign Investment, which was promulgated and is amended from time to time by the Ministry of Commerce of the PRC (“MOFCOM”), and the National Development and Reform Commission, or “NDRC.” In June 2017, MOFCOM and NDRC promulgated a revision of the Guidance Catalogue of Industries for Foreign Investment, or the “Catalogue,” effective July 2017. On June 28, 2018, MOFCOM and NDRC further promulgated the Special Administrative Measures for Market Access of Foreign Investment (“Negative List”) to amend the Catalogue. The Catalogue (as amended by the Negative List) lists the industries and economic activities in which foreign investment in the PRC is encouraged, restricted, or prohibited. Any industry not listed in the Catalogue is a permitted industry. Pursuant to the Catalogue (as amended by the Negative List), none of our business falls into the Negative List.

In October 2016, MOFCOM issued the Interim Measures for Record-filing Administration of the Establishment and Change of Foreign-invested Enterprises (“FIE Record-filing Interim Measures”), most recently amended on June 29, 2018. Pursuant to the FIE Record-filing Interim Measures, the establishment and change of foreign-invested enterprises are subject to record-filing procedures, instead of prior approval requirements, provided that such establishment or change does not involve special entry administration measures. If the establishment or change of foreign-invested enterprises matters involve the special entry administration measures, the approval of MOFCOM or its local counterparts is still required.

E.P. Trading is not subject to register pursuant to the foregoing since E.P. Trading is a Hong Kong limited company, instead of a wholly owned foreign enterprise incorporated in the PRC.

Regulations on Foreign Exchange

Foreign Exchange Settlement

The principal regulations governing foreign currency exchange in China are the Foreign Exchange Administration Regulations, promulgated by the State Council in 1996 and most recently amended in 2008. Under the PRC foreign exchange regulations, payments of current account items, such as profit distributions and trade and service-related foreign exchange transactions, can be made in foreign currencies without prior approval from the State Administration of Foreign Exchange (“SAFE”) by complying with certain procedural requirements. By contrast, approval from or registration with appropriate governmental authorities is required where Renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of foreign currency-denominated loans.

In November 2012, SAFE promulgated the Circular of Further Improving and Adjusting Foreign Exchange Administration Policies on Foreign Direct Investment (“SAFE Circular 59”) and most recently amended in 2015, which substantially amends and simplifies the current foreign exchange procedures. Pursuant to SAFE Circular 59, the opening of various special purpose foreign exchange accounts, such as pre-establishment expenses accounts, foreign exchange capital accounts, and guarantee accounts, the reinvestment of Renminbi proceeds derived by foreign investors in China, and remittance of foreign exchange profits and dividends by a foreign-invested enterprise to its foreign shareholders no longer require the approval or verification of SAFE, and multiple capital accounts for the same entity may be opened in different provinces, which was not possible previously.

In February 2015, SAFE promulgated the Notice on Further Simplifying and Improving the Administration of the Foreign Exchange Concerning Direct Investment (“SAFE Circular 13”), pursuant to which, instead of applying for approval regarding foreign exchange registrations of foreign direct investment and overseas direct investment from SAFE, entities and individuals may apply for such foreign exchange registrations from qualified banks. The qualified banks, under the supervision of SAFE, may directly review the applications and conduct the registration.

In March 2015, SAFE issued the Circular of the State Administration of Foreign Exchange on Reforming the Management Approach regarding the Settlement of Foreign Exchange Capital of Foreign-invested Enterprises (“SAFE Circular 19”). Pursuant to SAFE Circular 19, a foreign-invested enterprise may, according to its actual business needs, settle with a bank the portion of the foreign exchange capital in its capital account for which the relevant foreign exchange administration has confirmed monetary capital contribution rights and interests (or for which the bank has registered the injection of the monetary capital contribution into the account). In addition, for the time being, foreign-invested enterprises are allowed to settle 100% of their foreign exchange capital on a discretionary basis. A foreign-invested enterprise shall truthfully use its capital for its own operational purposes within the scope of business. Where an ordinary foreign-invested enterprise makes domestic equity investment with the amount of foreign exchanges settled, the invested enterprise must first go through domestic re-investment registration and open a corresponding account for foreign exchange settlement pending payment with the foreign exchange administration or the bank at the place where it is registered.

In June 2016, SAFE promulgated Circular on Reforming and Regulating Policies on the Control over Foreign Exchange Settlement of Capital Accounts (“SAFE Circular 16”), pursuant to which, in addition to foreign currency capital, enterprises registered in China may also convert their foreign debts, as well as repatriated fund raised through overseas listing, from foreign currency to Renminbi on a discretional basis. SAFE Circular 16 also reiterates that the use of capital so converted shall follow “the principle of authenticity and self-use” within the business scope of the enterprise. According to SAFE Circular 16, the Renminbi funds so converted shall not be used for the purposes of, whether directly or indirectly, (i) paying expenditures beyond the business scope of the enterprises or prohibited by laws and regulations; (ii) making securities investment or other investments (except for banks’ principal-secured products); (iii) granting loans to non-affiliated enterprises, except as expressly permitted in the business license; and (iv) purchasing non-self-used real estate (except for the foreign-invested real estate enterprises).

In January 2017, SAFE promulgated the Circular on Further Improving Reform of Foreign Exchange Administration and Optimizing Genuineness and Compliance Verification (“SAFE Circular 3”), which stipulates several capital control measures with respect to the outbound remittance of profit from domestic entities to offshore entities, including (i) under the principle of genuine transaction, banks shall check board resolutions regarding profit distribution, the original version of tax filing records, and audited financial statements; and (ii) domestic entities shall hold income to account for previous years’ losses before remitting the profits. Further, pursuant to SAFE Circular 3, domestic entities shall make detailed explanations of the sources of capital and utilization arrangements, and provide board resolutions, contracts and other proof when completing the registration procedures in connection with an outbound investment.

Regulations Relating to Employment and Social Insurance

The Labor Contract Law of the PRC, or the “Labor Contract Law,” which was promulgated on June 29, 2007, and most recently amended on December 29, 2018, is primarily regulating rights and obligations of employer and employee relationships, including the establishment, performance, and termination of labor contracts. Pursuant to the Labor Contract Law, labor contracts shall be concluded in writing if labor relationships are to be or have been established between employers and the employees. Employers are prohibited from forcing employees to work above certain time limit and employers shall pay employees for overtime work in accordance to national regulations. In addition, wages may not be lower than the local minimum wage. Employers must establish a system for labor safety and sanitation, strictly abide by state standards, and provide relevant education to its employees. Employers are also required to provide employees with safe and sanitary working conditions.

Under the Social Insurance Law of the PRC that was promulgated by the Standing Committee of the National People’s Congress (the “SCNPC”) on October 28, 2010, and came into force as of July 1, 2011, and most recently amended on December 29, 2018, together with other laws and regulations, employers are required to pay basic pension insurance, unemployment insurance, basic medical insurance, employment injury insurance, maternity insurance, and other social insurance for its employees at specified percentages of the salaries of the employees, up to a maximum amount specified by the local government regulations from time to time. When an employer fails to fully pay social insurance premiums, relevant social insurance collection agency shall order it to make up for any shortfall within a prescribed time limit, and may impose a late payment fee at the rate of 0.05% per day of the outstanding amount from the due date. If such employer still fails to make up for the shortfalls within the prescribed time limit, the relevant administrative authorities shall impose a fine of one to three times the outstanding amount upon such employer.

In accordance with the Regulations on the Management of Housing Fund which was promulgated by the State Council in 1999 and amended in 2002, employers must register at the designated administrative centers and open bank accounts for depositing employees’ housing funds. Employer and employee are also required to pay and deposit housing funds, with an amount no less than 5% of the monthly average salary of the employee in the preceding year in full and on time.

Regulations on Tax

PRC Enterprise Income Tax Law

On March 16, 2007, the SCNPC promulgated the Enterprise Income Tax Law of the PRC which was most recently amended on December 29, 2018, and on December 6, 2007, the State Council enacted the Implementation Rules of the EIT Law (collectively, the “EIT Law”). Under the EIT Law, both resident enterprises and non-resident enterprises are subject to tax in the PRC. Resident enterprises are defined as enterprises that are established in China in accordance with PRC laws, or that are established in accordance with the laws of foreign countries but are actually or in effect controlled from within the PRC. Non-resident enterprises are defined as enterprises that are organized under the laws of foreign countries and whose actual management is conducted outside the PRC, but have established institutions or premises in the PRC, or have no such established institutions or premises but have income generated from inside the PRC. Under the EIT Law and relevant implementing regulations, a uniform corporate income tax rate of 25% is applied. If non-resident enterprises have not formed permanent establishments or premises in the PRC, or if they have formed permanent establishment or premises in the PRC but there is no actual relationship between the relevant income derived in the PRC and the established institutions or premises set up by them, however, enterprise income tax is set at the rate of 20% with respect to their income sourced from inside the PRC.

PRC Value-added Tax Law

The Provisional Regulations of the PRC on Value-added Tax were promulgated by the State Council on December 13, 1993, and were most recently amended on November 19, 2017. The Detailed Rules for the Implementation of the Provisional Regulations of the PRC on Value-added Tax (Revised in 2011) were promulgated by the MOF on December 25, 1993, and were recently amended on October 28, 2011 (collectively with the VAT Regulations, the “VAT Laws”). According to the VAT Law and Circular of the MOF and the SAT on Adjusting VAT Rates (“MOF and SAT Circular 32”) promulgated on April 4, 2018, all enterprises and individuals engaged in the sale of goods, the provision of processing, repair and replacement services, sales of services, intangible assets, real property and the importation of goods within the territory of the PRC are the taxpayers of VAT. The VAT tax rates generally applicable are simplified as 16%, 10%, 6% regarding type of sales or services, and the VAT tax rate of 3% is applicable to small-scale taxpayers, including our PRC subsidiaries.

We have abided by the relevant PRC tax laws in our operation. E.P. Trading was not subject to value-added taxation in the fiscal year ended December 31, 2018 since there was no operation, no active bank account and no sales made and no relevant VAT generated.

Hong Kong Enterprise Taxation

E.P. Trading, incorporated in Hong Kong, was subject to 16.5% Hong Kong profit tax on its taxable income generated from operations in Hong Kong for the year of assessment of 2017/2018. As from year of assessment of 2018/2019 onwards, Hong Kong profit tax rates are 8.25% on assessable profits up to HK$2,000,000, and 16.5% on any part of assessable profits over HK$2,000,000.

Under Hong Kong tax laws, E.P. Trading is exempted from Hong Kong income tax on its foreign-derived income. In addition, payments of dividends from our Hong Kong subsidiaries to us are not subject to any withholding tax in Hong Kong.

Seasonality

We believe our operation and sales do not experience seasonality.

Off Balance Sheet Arrangements

We do not maintain off balance sheet arrangements.

Item 1A. RISK FACTORS

Risks Related to Our Business and Industry

We have a limited operating history with our current business model, which makes it difficult to predict our future prospects and financial performance.

We have a short operating history with our current business model, since E.P. Trading was established in March 2017 in Hong Kong. Our business has generated limited gross revenues, and may not produce significant gross revenues in the near term, or at all, which may harm our ability to obtain additional financing and may require us to reduce or discontinue our operations. You must consider our business and prospects in light of the risks and difficulties we may encounter as an early-stage operating company in a new and rapidly evolving industry. We may not be able to successfully address these risks and difficulties, which could significantly harm our business, operating results and financial condition.

We have incurred operating losses in the past, expect to incur operating losses in the future and may never achieve or maintain profitability.

We began operations in 2012 and for all of our history we have experienced net losses and negative cash flows from operations. As of December 31, 2018, the Company had accumulated deficits of approximately $17.8 million and working capital deficit of current liabilities exceeding current assets by approximately $4.9 million due to the substantial losses in operation in previous periods. We expect our operating expenses to increase in the future as we expand our operations. If our revenue and gross profit do not grow at a greater rate than our operating expenses, we will not be able to achieve and maintain profitability. We expect to incur significant losses in the future for a number of reasons, including without limitation the other risks and uncertainties described herein. Additionally, we may encounter unforeseen operating or legal expenses, difficulties, complications, delays and other factors that may result in losses in future periods. If our expenses exceed our revenue, we may never achieve or maintain profitability and our business may be harmed.

For as long as we are an emerging growth company, we will not be required to comply with certain reporting requirements, including those relating to accounting standards and disclosure about our executive compensation, that apply to other public companies.

In April 2012, President Obama signed into law the JOBS Act. We are classified as an “emerging growth company” under the JOBS Act. For as long as we are an emerging growth company, which may be up to five full fiscal years, unlike other public companies, we will not be required to, among other things, (i) provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act, (ii) comply with any new requirements adopted by the PCAOB requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (iii) provide certain disclosure regarding executive compensation required of larger public companies or (iv) hold nonbinding advisory votes on executive compensation. We will remain an emerging growth company for up to five years after our initial sale of common equity pursuant to a registration statement declared effective under the Securities Act, although we will lose that status sooner if we have more than $1.07 billion of revenues in a fiscal year, have more than $700 million in market value of our Common Stock held by non-affiliates, or issue more than $1.0 billion of non-convertible debt over a three-year period.

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

We plan to continue to expand our presence through organic growth and strategic acquisitions. In particular, to support our growth and to strengthen our market share, we may acquire similar service companies in other regions to expand geographically. This will result in substantial demands on our management and on our operational, technological and other resources. To manage our expected growth, we will be required to expand our existing managerial, operational, technological and financial systems. We also need to expand, train, manage and retain our growing employee base. Significant financial resources may also be needed to support our planned growth. We cannot assure you that our current and planned managerial, operational, technological and financial systems will be adequate to support our future operations, or that we will be able to effectively and efficiently manage the growth of our operations or recruit and retain qualified personnel. There is no assurance that we will be able to obtain financial resources at commercial terms that are acceptable to us on a timely basis, or at all, to support our planned growth. Any failure to effectively and efficiently manage our expansion may materially and adversely affect our ability to capitalize on new business opportunities, which in turn may have a material adverse effect on our financial condition and results of operations.

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

We may not successfully integrate our operations and the operations of E.P. Trading that we have acquired in a timely manner, or at all, and we may not realize the anticipated benefits or synergies of the acquisitions to the extent, or in the timeframe, we anticipated, which may have a material adverse effect on our business, financial condition and results of operations. The main challenges involved in integrating acquired entities include the following:

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

Our growth strategies include further promoting our one-stop import service program to customers that require import services throughout the PRC market, expanding our non-ferrous metal waste import offerings and establishing working relationship with additional ports that we currently do not operate in. We may not succeed in executing these growth strategies due to a number of factors, including the following:

●	we may fail to further promote our one-stop import services;
●	we may not be successful in effectively expanding our customer outside our currently operating region, or build additional sources of revenues from adding the import of new raw materials or half-finished goods;
●	we may not be able to establish a good working relationship with additional ports that would be most convenient and cost-effective for our customers;
●	we may not be able to identify suitable targets for acquisitions and partnership.

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

Various aspects of import services involve significant credit risks. As part of our service, we first pay the cost of customs clearance, such as tariffs and other taxes, on behalf of our customers, before we bill our customers for the cost. We endeavor to maintain tight credit controls and to avoid doing business with customers we believe may not be creditworthy. While we have not yet encountered incurring losses for customers to whom we extended credit and either delayed their payments to us or became unable or unwilling to pay our invoices after we completed shipment of their goods or rendered other services to them, we cannot guarantee that we will not incur such losses in the future.

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

Our success heavily depends upon the continued services of our management. In particular, we rely on the expertise and experience of Mr. Terence Ho, our CEO and Chairman. If Mr. Ho or one or more of our senior management members were unable or unwilling to continue in their present positions, we might not be able to replace them easily or at all, and our business, financial condition and results of operations may be materially and adversely affected. If Mr. Ho or any of our senior management members joins a competitor or forms a competing business, we may lose our employees, and other key professionals and staff members. If any dispute arises between our officers and us, we may have to incur substantial costs and expenses in order to enforce such agreements in China or we may be unable to enforce them at all.

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

Since our stock is quoted to trade on the OTC market, our stock price may be negatively affected if we become subject to the recent scrutiny, criticism and negative publicity involving U.S. listed Chinese companies.

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

As of December 31, 2018, the Company had accumulated deficits of approximately $17,757,533 and working capital deficit of current liabilities exceeding current assets by approximately $4.9 million due to the substantial losses in operation in previous periods. The future of our company depends upon future profitable operations from E.P. Trading and the continuing financial support from our stockholders or other capital sources. Our management will need to seek additional financing in the future. In addition, the presence of the going concern explanatory paragraph may have an adverse impact on our relationship with third parties with whom we do business, including our customers, vendors, and employees and could make it challenging and difficult for us to raise additional debt or equity financing to the extent needed, all of which could have a material adverse impact on our business, results of operations and financial condition. These conditions raise substantial doubt about our company’s ability to continue as a going concern. Although there are no assurances that our plans will be realized, our management believes that we will be able to continue operations in the future.

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

The PRC’s legal system is a civil law system based on written statutes. Unlike the common law system prevalent in the U.S., decided legal cases have little value as precedent in China. There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including but not limited to, governmental approvals required for conducting business and investments, laws and regulations governing the battery industry, national security-related laws and regulations and export/import laws and regulations, as well as commercial, antitrust, patent, product liability, environmental laws and regulations, consumer protection, and financial and business taxation laws and regulations.

The Chinese government has been developing a comprehensive system of commercial laws, and considerable progress has been made in introducing laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade. However, because many laws and regulations are relatively new, and because of the limited volume of published cases and judicial interpretation and their lack of force as precedents, interpretation and enforcement of these laws and regulations involve significant uncertainties. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively.

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

The PRC State Administration of Foreign Exchange, or “SAFE,” issued a public notice in November 2005, known as Circular 75, concerning the use of offshore holding companies in mergers and acquisitions in China. The public notice provides that if an offshore company controlled by PRC residents intends to acquire a PRC company, such acquisition will be subject to registration with the relevant foreign exchange authorities. The public notice also suggests that registration with the relevant foreign exchange authorities is required for any sale or transfer by the PRC residents with shares in an offshore holding company that owns an onshore company. The PRC residents must each submit a registration form to the local SAFE branch with respect to their ownership interests in the offshore company, and must also file an amendment to such registration if the offshore company experiences material events, such as changes in the share capital, share transfer, mergers and acquisitions, spin-off transactions or use of assets in China to guarantee offshore obligations. If any PRC resident stockholder of an offshore holding company fails to make the required SAFE registration and amended registration, the onshore PRC subsidiaries of that offshore company may be prohibited from distributing their profits and the proceeds from any reduction in capital, share transfer, or liquidation to the offshore entity. In May 2011, the SAFE promulgated new operational rules, known as Notice 19, for the implementation of Circular 75. Failure to comply with the SAFE registration and amendment requirements of Circular 75, as applied by SAFE in accordance with Notice 19 could result in liability under PRC laws for evasion of applicable foreign exchange restrictions. Because it is uncertain how the SAFE notice will be further interpreted and enforced, we are not sure how it will affect our business operations or future plans. For example, our subsidiaries’ ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with the SAFE notice by our PRC resident beneficial holders. Failure by our PRC resident beneficial holders could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiaries’ ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

On August 8, 2006, the MOFCOM, joined by the State-owned Assets Supervision and Administration Commission of the State Council, the State Administration of Taxation, the State Administration for Industry and Commerce, the China Securities Regulatory Commission and SAFE, released a substantially amended version of the Provisions for Foreign Investors to Merge with or Acquire Domestic Enterprises (the “Revised M&A Regulations”), which became effective on September 8, 2006. These rules significantly revised China’s regulatory framework governing onshore-to-offshore restructurings and foreign acquisitions of domestic enterprises. These rules reflect greater attention PRC government places on cross-border merger, acquisition, and other investment activities, by confirming MOFCOM as a key regulator for issues related to mergers and acquisitions in China and requiring MOFCOM approval of a broad range of merger, acquisition and investment transactions. Further, the rules established reporting requirements for acquisition of control by foreigners of companies in key industries, and reinforce the ability of the Chinese government to monitor and prohibit foreign control transactions in these key industries.

If the CSRC or another PRC regulatory agency subsequently determines that CSRC approval was required for any transaction not receiving prior approval, we may face regulatory actions or other sanctions from the CSRC or other PRC regulatory agencies. These regulatory agencies may impose fines and penalties on us, limit our operating privileges in the PRC, delay or restrict the repatriation of the proceeds from an offering of securities into the PRC, or take other actions that could have a material adverse effect on our business, financial condition, operations, reputation, and prospects, as well as the trading price of our Common Stock. The CSRC or other PRC regulatory agencies also may take actions requiring us, or making it advisable for us, to halt any offering before settlement and delivery of the securities offered. Consequently, if investors engage in market trading or other activities in anticipation of and prior to settlement and delivery, they do so at the risk that settlement and delivery may not occur.

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

Under the PRC Enterprise Income Tax Law, we may be classified as a PRC “resident enterprise” for PRC enterprise income tax purposes. Such classification would likely result in unfavorable tax consequences to us and our non-PRC shareholders and have a material adverse effect on our results of operations and the value of your investment.

Under the PRC Enterprise Income Tax Law, or the “EIT Law,” that became effective in January 2008, an enterprise established outside the PRC with “de facto management bodies” within the PRC is considered a “resident enterprise” for PRC enterprise income tax purposes and is generally subject to a uniform 25% enterprise income tax rate on its worldwide income. Under the implementation rules to the EIT Law, a “de facto management body” is defined as a body that has material and overall management and control over the manufacturing and business operations, personnel and human resources, finances, and properties of an enterprise. In addition, a circular, known as SAT Circular 82, issued in April 2009 by the State Administration of Taxation, or the “SAT,” specifies that certain offshore incorporated enterprises controlled by PRC enterprises or PRC enterprise groups will be classified as PRC resident enterprises if the following are located or resident in the PRC: senior management personnel and departments that are responsible for daily production, operation and management; financial and personnel decision making bodies; key properties, accounting books, company seal, and minutes of board meetings and shareholders’ meetings; and half or more of the senior management or directors having voting rights. Further to SAT Circular 82, the SAT issued a bulletin, known as SAT Bulletin 45, which took effect in September 2011, to provide more guidance on the implementation of SAT Circular 82 and clarify the reporting and filing obligations of such “Chinese-controlled offshore incorporated resident enterprises.” SAT Bulletin 45 provides procedures and administrative details for the determination of resident status and administration on post-determination matters. Although both SAT Circular 82 and SAT Bulletin 45 only apply to offshore enterprises controlled by PRC enterprises or PRC enterprise groups, not those controlled by PRC individuals or foreign individuals, the determining criteria set forth in SAT Circular 82 and SAT Bulletin 45 may reflect the SAT’s general position on how the “de facto management body” test should be applied in determining the tax resident status of offshore enterprises, regardless of whether they are controlled by PRC enterprises, PRC enterprise groups, or by PRC or foreign individuals.

If the PRC tax authorities determine that our actual management organ is within the territory of China, we may be deemed to be a PRC resident enterprise for PRC enterprise income tax purposes and a number of unfavorable PRC tax consequences could follow. First, we will be subject to the uniform 25% enterprise income tax on our world-wide income, which could materially reduce our net income. In addition, we will also be subject to PRC enterprise income tax reporting obligations. Finally, dividends payable by us to our investors and gains on the sale of our shares may become subject to PRC withholding tax, at a rate of 10% in the case of non-PRC enterprises or 20% in the case of non-PRC individuals (in each case, subject to the provisions of any applicable tax treaty), if such gains are deemed to be from PRC sources. It is unclear whether non-PRC shareholders of our company would be able to claim the benefits of any tax treaties between their country of tax residence and the PRC in the event that we are treated as a PRC resident enterprise. Any such tax may reduce the returns on your investment in our shares. Although up to the date of this Annual Report, we have not been notified or informed by the PRC tax authorities that it has been deemed to be a resident enterprise for the purpose of the EIT Law, we cannot assure you that it will not be deemed to be a resident enterprise in the future.

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

While the PRC economy has experienced rapid growth, such growth has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth can lead to growth in the money supply and rising inflation. According to the National Bureau of Statistics of China, China’s Average Consumer Price Index was 2.1% in 2018. If prices for our products and services rise at a rate that is insufficient to compensate for the rise in the costs of supplies such as labor costs, in our case, it may have an adverse effect on our profitability.

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

Because our funds are held in banks that do not provide insurance, the failure of any of these banks in which we deposit our funds could affect our ability to continue in business.

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

Regulatory bodies of the U.S. may be limited in their ability to conduct investigations or inspections of our operations in China.

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

Investors may experience difficulties in effecting service of legal process, enforcing foreign judgments, or bringing original actions in China based upon U.S. laws, including the federal securities laws or other foreign laws against us or our management.

Most of our current operations are conducted in China. Moreover, our sole director and chief executive officer, Mr. Terence Ho is a resident of the PRC. All or substantially all of his assets are located outside the U.S. and in the PRC. As a result, it may not be possible to effect service of process within the U.S. or elsewhere outside China upon these persons. In addition, uncertainties exist as to whether the courts of China would recognize or enforce judgments of U.S. courts obtained against us or such officers and/or directors predicated upon the civil liability provisions of the securities laws of the U.S. or any state thereof, or be competent to hear original actions brought in China against us or such persons predicated upon the securities laws of the U.S. or any state thereof.

Contract drafting, interpretation and enforcement in China involve significant uncertainties.

We have entered into numerous contracts governed by PRC law, many of which are material to our business. As compared with contracts in the U.S., contracts governed by PRC law tend to contain less detail and are not as comprehensive in defining contracting parties’ rights and obligations. As a result, contracts in China are more vulnerable to disputes and legal challenges. In addition, contract interpretation and enforcement in China is not as developed as in the U.S., and the result of any contract dispute is subject to significant uncertainties. Therefore, we cannot assure that we will not be subject to disputes under our material contracts, and if such disputes arise, we cannot assure that we will prevail.

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

As of the date of this Annual Report, our officers or directors, or entities controlled by our employees, officers and/or directors will, in the aggregate, beneficially own approximately 90.66% of our outstanding shares of Common Stock following the closing of the transactions underlying the Share Exchange Agreement with Success Green BVI. As a result, our employees, officers and directors will possess substantial ability to impact our management and affairs and the outcome of matters submitted to shareholders for approval. These shareholders, acting individually or as a group, could exert control and substantial influence over matters such as electing directors and approving mergers or other business combination transactions. This concentration of ownership and voting power may also discourage, delay or prevent a change in control of our company, which could deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company. These actions may be taken even if they are opposed by our other shareholders.

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

Our Common Stock is quoted to trade on the OTC market and may be considered a “penny stock,” and thereby be subject to additional sale and trading regulations that may make it more difficult to sell.

If a market develops and the price of the Company’s stock is below $5.00 per share, or the Company does not have $2,000,000 in net tangible assets, or is not listed on an exchange or on the NASDAQ National Market System, among other conditions, the Company’s shares may be subject to a rule promulgated by the SEC that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and institutional accredited investors. For transactions covered by the rule, the broker-dealer must make a special suitability determination for the Subscriber and receive the Subscriber’s written consent to the transaction prior to the sale. Furthermore, if the price of the Company’s stock is below $5.00 and does not meet the conditions set forth above, sales of the Company’s stock in the secondary market will be subject to certain additional new rules promulgated by the SEC. These rules generally require, among other things, that brokers engaged in secondary trading of stock provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and asked prices, and disclosure of the compensation to the broker-dealers and disclosure of the sales person working for the broker-dealer. These rules and regulations may affect the ability of broker-dealers to sell the Company’s securities, thereby limiting the liquidity of the Company’s securities.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As a smaller reporting company, we are not required to provide the information pursuant to this Item.

ITEM 2. PROPERTIES

The Company conducts its business through an office in Unit 2719, 27/F., Tuen Mun Central Square, No. 22 Hoi Wing Road, Tuen Mun, N.T., Hong Kong, for an annual rent of HK$240,000 (approximately $30,770). Pursuant to the lease agreement, the term expires on December 31, 2021.

ITEM 3. LEGAL PROCEEDINGS

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

Part II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is quoted on the OTC under the symbol “SGHL” and has not commenced trading as of the date of this report.

Stockholders of Record

As of April 15, 2019, the Company has 150 recorded holders of our Common Stock. This number excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

Transhare Corporation, 15500 Roosevelt Blvd., Suite 302, Clearwater, FL 33760, is the transfer agent for our Common Stock.

Effective on August 11, 1993, the SEC adopted Rule 15g-9, which established the definition of a “penny stock,” for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person’s account for transactions in penny stocks; and (ii) that the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) states that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Options, Warrants, Convertible Securities

Currently, we do not have any warrants, options or convertible securities outstanding other than those already disclosed in the registration statement on Form S-1 in the fiscal year 2018 and current reports on Form 8-K.

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

The only funds available for the payment of dividends on our capital stock will be cash and cash equivalents held by us, dividends paid to us by E.P. Trading, and borrowings.

Securities Authorized for Issuance under Equity Compensation Agreements

None.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2018, we did not have sales of unregistered securities other than those already disclosed in the quarterly reports on Form 10-Q in the fiscal year of 2018 and current reports on Form 8-K.

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

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Through Nengcheng, our wholly owned subsidiary in the PRC, we were a one-stop import service provider for third-party manufacturers who have needs for the import of various types of raw materials and half-finished goods. We procured, imported, settled foreign exchange payments, cleared customs, and set up delivery logistics for our customers, for raw materials, or half-finished products such as various types of cowhides, and various scrap plastics or other materials from overseas to the PRC market.

In November 2018, the Company discontinued the operations of Nengcheng. Subsequently on March 8, 2019, we transferred 100% of the equity interest in Nengcheng to an unrelated third party for a consideration of RMB10,000. Due to the discontinuing of NengCheng’s operation beginning in November 2018, we classified it as a discontinued operation, and did not include its import custom clearing services business in our operating segment information for both fiscal years ended December 31, 2018 and 2017.

On December 24, 2018 (the “Acquisition Date”), we acquired 100% equity interest in Advance Capital, incorporated on December 14, 2012 in the Republic of Vanuatu (“Vanuatu”) for a consideration of $1 from Terence Ho, a director of the Company. Advance Capital owns 100% equity interest in Advance Capital. E.P. Trading was incorporated on March 13, 2017 in Hong Kong. Advance Capital is an investment holding company and E.P. Trading currently has no business activity prior and after the Acquisition Date and as of December 31, 2018. We, through through E.P. Trading, intend to engage in providing agency service for the import of solid waste. E.P. Trading currently holds a “licence of registration for overseas supplier enterprise of imported solid wastes as raw materials” issued by the General Administration of Quality Supervision, Inspection and Quarantine of the People’s Republic of China effective from December 1, 2017 to November 30, 2020. E.P. Trading intends to provide a one-stop import solution to its customers. E.P. Trading intends to procure, import, settle foreign exchange payments, clear customs, transhipment arrangement, and set up delivery logistics for its customers, for solid wastes as raw materials, such as various scrap plastics, metal, copper, aluminum or other materials from overseas to the PRC market.

Operating Results

Results of Operations –Fiscal Year Ended December 31, 2018 Compared to Fiscal Year Ended December 31, 2017

Revenue

The Company did not generate any revenues in 2018 and 2017.

Operating Expenses

Our operating expenses in 2018 and 2017 were $308,752 and $298,428, respectively, an increase of $10,324 or 3%. The increase was mainly due to increase in general and administrative expenses in 2018 in audit and other legal and professional fees.

Income taxes

The provision for taxes in 2018 principally relates to federal, state, local and foreign jurisdiction income taxes.

No provision for income tax was required to be provided in 2018 and 2017.

Net Income

Net loss in 2018 and 2017, was $311,787 or $0.003 per share basic and diluted, and $301,781 or $0.003 per share basic and diluted respectively, increase approximately of $10,006 or 3%.

Discontinued Operations

The Company generated net loss from discontinued operations, net of tax of $15,464,362 and $444,337 for the years ended December 31, 2018 and 2017, respectively. The Company recognized bad debt reserves of related party receivables and trade and other receivables as these receivables have aged for more than 6 months.

Liquidity and Capital Resources

Liquidity

Cash and cash equivalents from continuing operations as of December 31, 2017 and 2018 were $101,709 and $37,082, respectively.

Cash used in operating activities from continuing operations increased approximately $164,199 in 2018, as compared in 2017.

Cash provided by operating activities from discontinued operations for 2017 was $53,649 as compared to cash used in operating activities from discontinued operations for 2018 was $(50,986).

Cash used in investing activities from continuing operations was $1 in 2018 as compared to $nil in 2017. The Company acquired a non-operating subsidiary in 2018 to accommodate its upcoming business plans.

Cash provided by financing activities from continuing operations increased $192,312 in 2018 as compared to 2017. Cash provided by financing activities from continuing operations in 2018 consisted primarily of net proceed from issuance of common shares of $197,756, and advancement from related parties of $121,901. In 2018, the Company completed its public offering of 10,000,000 shares of common stock, pursuant to the Company’s post-effective amendment to registration statement on Form S-1.

Cash used in financing activities from discontinued operations were $60,574 and $12,324 for 2018 and 2017 respectively.

Net change in cash flow from discontinued operations was $(111,560) for the year ended December 31, 2018 as compared to $41,325 for the same period in 2017. The Company’s liquidity is not likely to be affected by the absence of cash flows associated with discontinued operations.

Capital Resources

As of December 31, 2018, we recorded a working capital deficiency of approximately $4.9 million and accumulated deficits of approximately $17.8 million., and as of December 31, 2017, we recorded a working capital of approximately $10.6 million and accumulated deficits of approximately $2.0 million.

For continuing operations, we recorded a working capital deficiency of $594,819 and $494,631 as of December 31, 2018 and 2017. Our principal sources of liquidity have been cash generated from financing. Our cash and cash equivalents consist of cash on hand which are unrestricted as to withdrawal or use. Our financing activities mainly consist of net proceed from issue of shares and advancement from related parties. Except as disclosed in the financial statements, we have no financial guarantees or similar commitments to guarantee the payment obligations of third parties and other line of credit granted by our banks.

We believe that our current cash and cash equivalents, our cash flow from operations and proceeds from our financing activities will not be sufficient to meet our anticipated cash needs, including our cash needs for working capital and capital expenditures, for the foreseeable future and for at least 12 months subsequent to the filing of this registration statement. We will require additional cash resources due to changing business conditions and other future developments, including any investments or acquisitions we may decide to pursue.

As of December 31, 2018, we had no any capital commitment in connection with capital expenditures of property, plant and equipment.

Critical Accounting Policies

We prepare financial statements in conformity with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities on the date of the balance sheet and the reported amounts of revenues and expenses during the financial reporting period. We continually evaluate these estimates and assumptions based on the most recently available information, our own historical experiences and various other assumptions that are believed to be reasonable under the circumstances, which together form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. We consider the policies discussed below to be critical to an understanding of our financial statements as their application places the most significant demands on management’s judgment.

Allowance for doubtful accounts. Accounts receivable are recorded at the invoiced amount and do not bear interest. We review on a periodic basis for doubtful accounts for the outstanding accounts receivable balances based on historical experience and information available. Additionally, we make specific bad debt provisions based on (i) our specific assessment of the collectability of all significant accounts; and (ii) any specific knowledge we have acquired that might indicate that an account is uncollectible. The facts and circumstances of each account may require us to use substantial judgment in assessing its collectability. For the year ended December 31, 2018, the Company recognized $15,084,248 of allowance for doubtful accounts while $nil was recognized for the year ended December 31, 2017.

Going concern assumption. As of December 31, 2018 and 2017, we had accumulated deficits of approximately $17.8 million and $2 million, respectively. Our directors are of the opinion that the preparation of these financial statements is based on a going concern and its basis has been stated in Note 3 to the financial statements. Should there be any problem in the going concern of us, all the assets and liabilities have to be stated at net realizable values.

Inflation

Inflation in the PRC had not materially impacted our results of operations during the years ended December 31, 2018 and 2017. Although we have not been materially affected by inflation in the past, we can provide no assurance that we will not be affected in the future by higher rates of inflation in the PRC.

Off-Balance Sheet Arrangements

We had no any off-balance sheet arrangements as of December 31, 2018 and 2017.

Seasonality

We believe our operation and sales do not experience seasonality.

Subsequent Events

On March 8, 2019, the Company sold 100% interests of ZhaoQing NengCheng Import and Export Co., Ltd. to Zhijian Chen, a non-related third party, for a consideration of RMB10,000 (approximately $1,500).

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial statements of the Company for the fiscal year ended December 31, 2018 and the notes thereto are set forth on page F-1 through F-17 of this Annual Report. The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the U.S., or US GAAP, and pursuant to Regulation S-K as promulgated by the SEC. The financial statements have been prepared assuming the Company will continue as a going concern.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer/principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of December 31, 2018. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this evaluation, Management concluded the Company maintained effective internal control over financial reporting as of December 31, 2018.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

Name	Age	Position(s)
Terence Ho	58	Chairman and Director and Chief Executive Officer
Lina Liao	37	Chief Financial Officer

The following is a brief biography of each of our executive officers and directors:

Terence Ho, has been the director and chairman of the Board, and our chief executive officer since June 21, 2005. Mr. Ho received his bachelor’s degree in Business Management from Chinese University in Hong Kong, an Executive MBA degree from Sun Yat-sen University and holds an Honorary bachelor’s degree from Winnipeg University in Canada.

Lina Liao, has been our chief financial officer since November 1, 2017. From 2014 to present, Ms. Liao worked as the Associate Director at Sky Wealth Capital Financial Group (Int’l) Limited. Ms. Liao received her bachelor’s degree in law from Guangdong University of Finance & Economics.

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

Involvement in Certain Legal Proceedings

To the best of our knowledge, our sole director or any executive officers have not, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;
●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;
●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act, requires our directors, officers and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. To our knowledge, based solely on review of the copies of such reports furnished to us, all Section 16(a) filings applicable to officers, directors and greater than 10% shareholders were not timely made during fiscal year 2018.

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

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Deferred Compensation Earnings	Other	Total
		($)	($)	($)	($)				($)
Terence Ho	2018	0	0	0	0	0	0	0	0
CEO of the Registrant	2017	0	0	0	0	0	0	0	0

Lina Liao	2018	0	0	0	0	0	0	0	0
CFO of the Registrant	2017	0	0	0	0	0	0	0	0

Guangxiang He	2018	0	0	0	0	0	0	0	0
CEO of NengCheng (1)	2017	0	0	0	0	0	0	0	0

Long Peng	2018	0	0	0	0	0	0	0	0
CFO of NengCheng (1)	2017	0	0	0	0	0	0	0	0

ZhiYong Lin	2018	0	0	0	0	0	0	0	0
CEO and CFO of E.P. Trading (1)	2017	0	0	0	0	0	0	0	0

(1)	Based on Instruction 2 to Item 402(m)(2) of Regulation S-K and the definition of Executive Officer in Rule 3b-7 under the Exchange Act, we believe it is appropriate to include the compensation of Mr. He, Mr. Peng, and Mr. Lin in this table.

Agreements with Named Executive Officers

On November 1, 2017, we entered into an employment agreement with our chief executive officer, Mr. Terence Ho. Pursuant to his employment agreement, Mr. Terence Ho shall serve as our CEO from January 1, 2017 to December 31, 2019, with no compensation.

On November 1, 2017, we entered into an employment agreement with our chief financial officer, Ms. Liao. Pursuant to her employment agreement, Ms. Liao shall serve as our CFO from January 1, 2017 to December 31, 2019 with no compensation.

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

Compensation of Directors

For the fiscal years ended December 31, 2018 and 2017, we have not paid compensation to any of our directors.

Outstanding Equity Awards

There were no equity awards outstanding as of the end of the fiscal year ending December 31, 2018.

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

Change of Control Compensatory Plans

As of December 31, 2018, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of termination of employment or change in control of us.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT RELATED STOCKHOLDERS MATTERS

The following table sets forth certain information as to the number and percentage of shares of Common Stock beneficially owned as of April 11, 2019, (i) by each person known by the Company to own beneficially more than 5% of the Company’s outstanding shares of Common Stock, (ii) by each of the Company’s directors and executive officers, and (iii) by all directors and executive officers as a group. As of April 11, 2019, there were 110,000,000 shares of Common Stock outstanding and percentages are based on such total of shares outstanding.

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

Name	Number of Shares Owned(1)	Percent of Common Stock Outstanding
Director:
Terence Ho (2)	99,729,000	90.66%
Executive Officers other than Directors:
Lina Liao	0	0
Directors and executive officers as a group (2 persons)	99,729,000	90.66%

(1)	Unless otherwise indicated, all shares are beneficially owned by the respective individuals. Shares of Common Stock which are subject to stock options exercisable within 60 days of the date of this report are deemed to be outstanding for the purpose of computing the amount and percentage of outstanding Common Stock owned by such person.

(2)	Mr. Terence Ho is the 100% owner of Sea Treasure, which holds 25,000,000 shares of Common Stock, and is the sole owner of Onping Limited, which holds 2,464,000 shares of Common Stock. Mr. Ho is also the 100% owner of Success Green BVI, which holds 72,265,000 shares of Common Stock pursuant to the Success Green Agreement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than compensation agreements and other arrangements described in “Management,” and our transactions described below, since our inception there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

●	in which the amount involved exceeded or will exceed $120,000; and

●	in which any current director, executive officer, holder of 5% or more of our shares of Common Stock on an as-converted basis or any member of their immediate family had or will have a direct or indirect material interest.

Related parties payable

The Company has related outstanding parties payable due to Mr. Terence Ho, the Chairman and CEO of the Company as of December 31, 2018 and December 31, 2017, in the amount of $396,850 and $275,977, for certain expenses Mr. Ho paid on behalf of the company from time to time. The amounts due to Mr. Ho are interest free, unsecured, and payable on demand.

The Company has related outstanding parties payable due to Mr. Da Hong He as of December 31, 2018 and 2017 of $172,280 and $182,034, respectively for certain expenses that Mr. He has paid on behalf of the Company. Mr. He was the CEO of the Company’s subsidiary Shenzhen Zhenlongbao Investment Consulting Co., Ltd. until March 8, 2019.

Director Independence

Since quotations for our Common Stock are entered on the pink sheet open market platform, which does not have director independence requirements, we do not have any independent directors.

ITEM 14. PRICINPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For the Company’s fiscal years ended December 31, 2018 and 2017, we were billed approximately $120,500 and $107,290 for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2018 and 2017.

Tax Fees

For the Company’s fiscal years ended December 31, 2018 and 2017, we engaged our principal auditor, WWC, P.C, and were billed approximately $nil and $nil, respectively, for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2018 and 2017.

Effective May 6, 2003, the SEC adopted rules that require that before our independent registered public accounting firm is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

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

ITEM 15. FINANCIAL STATEMENTS AND EXHIBITS

(a) FINANCIAL STATEMENTS. The following financial statements are included in this report:

(b) EXHIBITS. The following exhibits are included as part of this report:

Exhibit No.	Description

3.1	Articles of Incorporation dated April 30, 1998 (incorporated by reference to Exhibit 3.1 of our Registration Statement on Form S-1 (file No. 333-223749) filed with the Securities and Exchange Commission on March 16, 2018)*
3.2	Bylaws (incorporated by reference to Exhibit 3.2 of our Registration Statement on Form S-1 (file No. 333-223749) filed with the Securities and Exchange Commission on March 16, 2018*)
3.3	Articles of Amendment to the Articles of Incorporation dated December 8, 2016 (incorporated by reference to Exhibit 3.3 of our Registration Statement on Form S-1 (file No. 333-223749) filed with the Securities and Exchange Commission on March 16, 2018)*
4.1	Specimen stock certificate (incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-1 (file No. 333-223749) filed with the Securities and Exchange Commission on March 16, 2018)*
10.1	Lease Agreement with Sihui City, Dasha Town, Economic Industrial Development. Co., Ltd., dated April 15, 2015 (incorporated by reference to Exhibit 10.1 of our Registration Statement on Form S-1 (file No. 333-223749) filed with the Securities and Exchange Commission on March 16, 2018)*
10.2	Form of Employment Agreement with executives (incorporated by reference to Exhibit 10.2 of our Registration Statement on Form S-1 (file No. 333-223749) filed with the Securities and Exchange Commission on March 16, 2018)*
10.3	Form of Supply Order (incorporated by reference to Exhibit 10.3 of our Registration Statement on Form S-1 (file No. 333-223749) filed with the Securities and Exchange Commission on March 16, 2018)*
10.4	Form of Customer Order (incorporated by reference to Exhibit 10.4 of our Registration Statement on Form S-1 (file No. 333-223749) filed with the Securities and Exchange Commission on March 16, 2018)*
10.5	Form of Import Service Agreement (incorporated by reference to Exhibit 10.5 of our Registration Statement on Form S-1 (file No. 333-223749) filed with the Securities and Exchange Commission on March 16, 2018)*
10.6	Share Exchange Agreement with Success Green (Group) Limited, Terence Ho, dated November 13. 2017 (incorporated by reference to Exhibit 10.6 of our Registration Statement on Form S-1 (file No. 333-223749) filed with the Securities and Exchange Commission on March 16, 2018)*
10.7	Share Transfer Agreement dated December 24, 2018 by and among Success Green (International) Limited, Advance Capital Investment Group Inc, and Terence Ho (incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the Securities and Exchange Commission on December 31, 2018)
10.8	ZhaoQing NengCheng Import and Export CO. LTD Instrument of Transfer dated March 8, 2019 by and between ShenZhen ZhenLongBao Investment Consulting CO. and Chen Zhijian **
10.9	Lease Contract by and between Couger Capital Limited and E.P. Trading Co., Limited dated January 1, 2019 **
21.1	Subsidiaries of the Registrant **
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 **
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 **
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ***
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ***
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

*	Previously filed
**	Filed herewith.
***	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Form 10-K and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNBURST ACQUISITIONS V, INC.

April 16, 2019	By:	/s/ Terence Ho
Terence Ho
Chairman, Chief Executive Officer (Principal Executive Officer)

April 16, 2019	By:	/s/ Lina Liao
Lina Liao
Chief Financial Officer (Principal Financial and Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of

Sunburst Acquisitions V, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sunburst Acquisitions V, Inc. (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had incurred substantial losses during the year, and has a working capital deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plan in regards to these matters are described in Note 3. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

WWC, P.C.

Certified Public Accountants

San Mateo, California

April 16, 2019

We have served as the Company’s auditor since December 1, 2016

Sunburst Acquisitions V, Inc.

Consolidated Balance Sheets

(Stated in U.S. Dollars)

	December 31,	December 31,
	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$101,709	$37,082
Other receivables and other current assets, net	51	-
Current assets of discontinued operations	6,636,285	20,429,161
Total current assets	6,738,045	20,466,243
Non-current assets
Equipment, net	1,000	1,057
Non-current assets of discontinued operations	-	69
TOTAL ASSETS	$6,739,045	$20,467,369

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued liabilities and other current liabilities	$121,052	$70,015
Related parties payable	575,527	461,698
Current liabilities of discontinued operations	10,961,672	9,308,910
Total current liabilities	11,658,251	9,840,623
TOTAL LIABILITIES	11,658,251	9,840,623

COMMITMENTS & CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY
Preferred stock, no par value; 20,000,000 shares authorized, 0 shares and 0 shares issued and outstanding, respectively	-	-
Common stock, no par value; 700,000,000 shares authorized, 110,000,000 and 100,000,000 shares issued and outstanding, respectively	12,505,163	12,307,407
Additional paid-in capital	209,441	206,288
Statutory reserves	-	-
Accumulated deficit	(17,757,533)	(1,981,384)
Accumulated other comprehensive loss	123,723	94,435
TOTAL STOCKHOLDERS’ EQUITY	(4,919,206)	10,626,746
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,739,045	$20,467,369

See accompanying notes to the financial statements

Sunburst Acquisitions V, Inc.

Consolidated Statements of Operations and Comprehensive Income

(Stated in U.S. Dollars)

	For the Years ended
	December 31,	December 31,
	2018	2017
Revenues	$-	$-
Cost of sales	-	-
Gross margin	-	-

Operating expenses
General and administrative expenses	308,752	298,428
Total operating expenses	308,752	298,428

Income (loss) from operation	(308,752)	(298,428)

Other income (expenses)
Interest income	118	4
Interest expense	(3,153)	(3,357)
Total other income (expenses)	(3,035)	(3,353)

Loss before tax	(311,787)	(301,781)
Income tax	-	-
Net loss from continuing operations	(311,787)	(301,781)
Net loss from discontinued operations, net of tax	(15,464,362)	(444,337)
Net loss	(15,776,149)	$(746,118)

Other comprehensive income (loss):
Foreign currency translation gain (loss)
Continuing operations	10,633	(130,884)
Discontinued operations	18,655	703,119
	29,288	572,235
Comprehensive income (loss)	(15,746,861)	$(173,883)

Loss per share
Basic
Continuing operations	(0.003)	(0.003)
Discontinued operations	(0.148)	(0.004)
	$(0.151)	$(0.007)

Diluted
Continuing operations	(0.003)	(0.003)
Discontinued operations	(0.148)	(0.004)
	$(0.151)	$(0.007)

Weighted average shares outstanding
Basic	104,438,356	100,000,000
Diluted	104,438,356	100,000,000

See accompanying notes to the financial statements

Sunburst Acquisitions V, Inc.

Consolidated Statements of Cash Flows

(Stated in U.S. Dollars)

	For the Years Ended
	December 31,	December 31,
	2018	2017
Cash flows from operating activities
Net loss	$(15,776,149)	(746,118)
Net loss from discontinued operations, net of tax	(15,464,362)	(444,337)
Net loss from continuing operations	(311,787)	(301,781)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Imputed interest	3,153	3,357
Changes in assets and liabilities
Decrease in restricted cash	-	136,000
Increase in other receivables	(51)	-
(Increase) decrease in related party receivable	3,028	3,550
Increase/(decrease) in accruals and other payables	50,781	66,843
Net cash used in operating activities from continuing operations	(254,876)	(92,031)
Net cash (used in) from operating activities from discontinued operations	(50,986)	53,649
Net cash used in operating activities	(305,862)	(38,382)

Cash flows from investing activities
Acquisition of subsidiaries	(1)	-
Net cash used in investing activities from continuing operations	(1)	-
Net cash used in investing activities from discontinued operations	-	-
Net cash used in investing activities	(1)

Cash flows from financing activities
Net proceed from issue of shares	197,756	-
Proceeds from related party payable	121,901	127,345
Net cash provided by financing activities from continuing operations	319,657	127,345
Net cash used in financing activities from discontinued operations	(60,574)	(12,324)
Net cash provided by financing activities	259,083	115,021

Net increase in cash and cash equivalents	(46,780)	76,639
Effect of foreign currency translation on cash and cash equivalents	(1,809)	6,116
Cash and cash equivalents–beginning of period	37,082	67,981
Cash and cash equivalents–end of period	102,147	150,736
Less cash and cash equivalents of discontinued operations–end of period	$438	113,654
Cash and cash equivalents of continuing operations–end of period	$101,709	37,082

Supplementary cash flow information:
Interest received	$118	4
Interest paid	$-	-
Income taxes paid	$-	-

Non-Cash Financing Activities:
Related party receivable offset against capital	-	-
Related party interest payable converted to additional paid-in capital	3,153	3,357

See accompanying notes to the financial statements

Sunburst Acquisitions V, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

(Stated in U.S. Dollars)

	Preferred Stock No Par Value Shares	Preferred Stock Amount	Common Stock No Par Value Shares	Common Stock Amount	Additional Paid-in Capital	Statutory Reserves	Accumulated Earning/ (Deficit)	Accumulated Other Comprehensive Income	Totals
Balance at January 1, 2017	-	$-	100,000,000	$12,187,564	$19,147	$-	$(1,235,266)	$(477,800)	$10,493,645
Capital contributions by owners	-	-	-	119,843	135,626	-	-	-	255,469
Imputed interest	-	-	-	-	3,357	-	-	-	3,357
Shareholder interest payable converted to paid-in capital	-	-	-	-	48,158	-	-	-	48,158
Net loss	-	-	-	-	-	-	(746,118)	-	(746,118)
Foreign currency translation	-	-	-	-	-	-		572,235	572,235
Balance at December 31, 2017	-	$-	100,000,000	$12,307,407	$206,288	$-	$(1,981,384)	$94,435	$10,626,746
Shares issued for cash	-	-	10,000,000	200,000	-	-	-	-	200,000
Shares issued expenses	-	-	-	(2,244)	-	-	-	-	(2,244)
Imputed interest	-	-	-	-	3,153	-	-	-	3,153
Net loss	-	-	-	-	-	-	(15,776,149)	-	(15,776,149)
Foreign currency translation	-	-	-	-	-	-	-	29,288	29,288
Balance at December 31, 2018	-	$-	110,000,000	$12,505,163	$209,441	$-	$(17,757,533)	$123,723	$(4,919,206)

See accompanying notes to the financial statements

Sunburst Acquisitions V, Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2018 and 2017

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

Success Green (Group) Limited (“SGG”) was incorporated on October 26, 2016 in the British Virgin Islands (“BVI”). SGG wholly owns Success Green (International) Limited (“SGI”) which was incorporated on September 24, 2007 in the Hong Kong SAR (“HK”). SGI wholly owns Shenzhen Zhenlongbao Investment Consulting Co., Ltd. (“SZZLB”). SZZLB is a wholly foreign owned entity organized in the PRC on April 21, 2011. SZZLB wholly owns Zhaoqing Nengcheng Import and Export Co., Ltd. (“ZQNC”).

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

On December 24, 2018, the Company’s subsidiary SGI acquired 100% equity interest in Advance Capital Investment Group Inc. (“ACIG”) which was incorporated on December 14, 2012 in the Republic of Vanuatu (“Vanuatu”) in a consideration of $1 from a director of the Company. ACIG wholly owns E.P. Trading Co., Limited (“EPT”) which was incorporated on March 13, 2017 in HK. The transaction by and amongst SGI and ACIG and EPT have been accounted for as a business combination under common control in accordance to ASC 805-50-30-5; the assets and liabilities of ACIG and its subsidiaries have been presented at the their carrying values at the date of the transaction; the Company’s historical stockholders’ equity has been retroactively restated to the first period presented whereby the acquisitions of ACIG and EPT were treated as a recapitalization of the Company.

As described in Note 10 and 12, on November 2018, the Company ceased its operations of its principal PRC subsidiary of ZQNC; and subsequently on March 8, 2019, the Company disposed the entire equity interest in ZQNC to an unrelated third party. Financial results from the operation of ZQNC are included in our financial statements and classified within discontinued operations for all periods presented.

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

The Company’s subsidiaries are listed as follows:

Name of Company	Place of incorporation	Attributable equity interest %	Authorized capital
Success Green (Group) Limited	BVI	100	USD 50,000
Success Green (International) Limited	HK	100	HKD 1
Advance Capital Investment Group Inc.	Vanuatu	100	USD 100
Shenzhen Zhenlongbao Investment Consulting Co., Ltd	PRC	100	RMB 10,000,000
E.P. Trading Co., Limited	HK	100	HKD 100,000
Zhaoqing Nengcheng Import and Export Co., Ltd	PRC	100	RMB 79,083,300

(c)	Use of estimates

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

Statutory reserves are referring to the amount appropriated from the net income in accordance with laws or regulations, which can be used to recover losses and increase capital, as approved, and are to be used to expand production or operations. PRC laws prescribe that an enterprise operating at a profit must appropriate and reserve, on an annual basis, an amount equal to 10% of its profit. Such an appropriation is necessary until the reserve reaches a maximum that is equal to 50% of the enterprise’s PRC registered capital. For the years ended December 31, 2018 and 2017, there was no appropriation due to net loss.

(k)	Foreign currency translation

The accompanying financial statements are presented in United States dollars (“USD”). The functional currency of the Company, SGG and ACIG is the USD. The functional currency of SGI and EPT is the Hong Kong dollar (“HKD”). The functional currency of SZZLB, and ZQNC is the Renminbi (“RMB”). The financial statements of the Companies subsidiaries have been translated into United States dollars from RMB and HKD at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

Exchange Rates	12/31/2018	12/31/2017
Year end RMB : US$ exchange rate	6.8783	6.5097
Average year RMB : US$ exchange rate	6.6050	6.7590

Year end HKD : US$ exchange rate	7.8304	7.7926
Average year HKD : US$ exchange rate	7.8376	7.7925

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

(s)	Recent accounting pronouncements

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

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which permits entities to reclassify, to retained earnings, the one-time income tax effects stranded in accumulated other comprehensive income (AOCI) arising from the change in the U.S. federal corporate tax rate as a result of the Tax Cuts and Jobs Act of 2017. An entity that elects to make this reclassification must consider all items in AOCI that have tax effects stranded as a result of the tax rate change, and must disclose the reclassification of these tax effects as well as the entity’s policy for releasing income tax effects from AOCI. The ASU may be applied either retrospectively or as of the beginning of the period of adoption. The Company will adopt this ASU effective January 1, 2019 and will result in a reclassification between retained earnings and AOCI. The Company does not expect this ASU to have a material impact on its consolidated results of operations and financial condition.

In October 2018, the FASB issued ASU No. 2018-17, Targeted Improvements to Related Party Guidance for Variable Interest Entities, which changes how entities evaluate decision-making fees under the variable interest guidance. Entities will consider indirect interests held through related parties under common control on a proportionate basis rather than in their entirety. The ASU is effective as of January 1, 2020. The Company does not have significant involvement with entities subject to consolidation considerations impacted by variable interest entity model factors. As a result, the Company does not expect this ASU to have a material impact on its consolidated results of operations and financial condition.

In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments, which clarifies that receivables arising from operating leases are not within the scope of the credit losses standard, but rather, should be accounted for in accordance with the lease standard. This ASU has the same transition requirements and effective date as ASU No. 2016-13 which is January 1, 2020. The Company does not expect this ASU to have a material impact on its consolidated results of operations and financial condition.

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

As of December 31, 2018, the Company had accumulated deficits of $17,757,533. Management’s plan to support the Company in operations and to maintain its business strategy is to raise funds through public and private offerings and to rely on officers and directors to perform essential functions with minimal compensation. If we do not raise all of the money we need from public or private offerings, we will have to find alternative sources, such as loans or advances from our officers, directors or others. Such additional financing may not become available on acceptable terms and there can be no assurance that any additional financing that the Company does obtain will be sufficient to meet its needs in the long term. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing. If we require additional cash and cannot raise it, we will either have to suspend operations or cease business entirely.

 \

The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

4.	EQUIPMENT

Equipment consisted of the following as of December 31, 2018 and 2017:

	2018	2017
At Cost:
Office equipment	$11,141	$11,773
less: Accumulated depreciation
Office equipment	(10,141)	(10,716)
	$1,000	$1,057

Depreciation expense for the years ended December 31, 2018 and 2017 was $- and $1,854, respectively.

5.	OTHER RECEIVABLES AND OTHER PAYABLES

Other receivables and other current assets consisted of the following as of December 31, 2018 and 2017:

	2018	2017

Other deposits and prepaids	$51	$-

6.	RELATED PARTIES TRANSACTIONS

Related parties payable

Related parties payable consisted of the following as of December 31, 2018 and 2017:

		2018	2017
Ho, Terence	(1)	396,850	275,977
He, Da Hong	(2)	172,280	182,034
He, Guangxiang	(3)	6,397	3,687
		$575,527	$461,698

(1)	Mr. Terence Ho is the Chairman and CEO of the Company. From time to time, Mr. Ho paid certain expenses on behalf of the company. The amounts due to Mr. Ho are interest free, unsecured, and payable on demand.

(2)	Mr. He, Da Hong is the former CEO of the Company’s subsidiary Shenzhen Zhenlongbao Investment Consulting Co., Ltd. From time to time, Mr. He paid certain expenses on behalf of the company. The amounts due to Mr. He are interest free, unsecured, and payable on demand.

(3)	From time to time, Mr. He, Guangxiang paid certain expenses on behalf of the company. The amounts due to Mr. He are interest free, unsecured, and payable on demand.

7.	CAPITAL SHARES AND EQUITY

On or about October 26, 2016, the Company issued 25,000,000 shares of common stock to Sea Treasure Holding limited, an entity controlled by Mr. Terence Ho, Chairman and Chief Executive Officer of the Company, for $250,000 or $0.01 per share.

On July 23, 2018, the Company completed the public offering of 10,000,000 shares of common stock for $200,000 or $0.02 per share.

8.	INCOME TAXES

The Company is subject to the following income tax:

●	United States parent is subject to income tax rate at 34% for years prior to 2018 and 21% for years thereafter.
●	British Virgin Islands subsidiary is not subject to tax on its income or capital gains
●	Hong Kong subsidiary is subject to the profits tax rate at 16.5% for income generated and operation in the country
●	PRC subsidiary at 25% for income generated and operation in the country

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

All of the Company’s operations are in the PRC and in accordance with the relevant tax laws and regulations.

The following tables provide the reconciliation of the differences between the statutory and effective tax expenses:

	December 31,	December 31,
	2018	2017
Loss attributed to PRC	$(5,222)	$(1,992)
Loss attributed to US and other intermediate holding companies	(306,565)	(299,789)
Loss before tax	(311,787)	(301,781)

PRC Statutory Tax at 25% Rate	-	-
Effect of difference between PRC tax basis and US GAAP	-	-
Income tax	$-	$-

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate was as follows:

	December 31,	December 31,
	2018	2017
U.S. federal statutory income tax rate	21%	34%
Lower rates in PRC, net	(9)%	(9)%
Effects of tax basis differences	(12)%	(25)%
Effective tax rate	-%	-%

The Company did not recognize deferred taxes since it is not likely to realize such deferred taxes.

The Company is subject to examination by the U.S. Internal Revenue Service (IRS) and other taxing authorities in jurisdictions where the firm has significant business operations, such as China. The tax years under examination vary by jurisdiction.

9.	LOSS (EARNINGS) PER SHARE

Components of basic and diluted loss (earnings) per share were as follows:

	Years ended
	December 31,	December 31,
	2018	2017

Basic (Loss) Earnings Per Share Numerator
Net (loss) income	$(15,776,149)	$(746,118)
Discontinued operations	(15,464,362)	(444,337)
Continuing operations	(311,787)	(301,781)

(Loss) Income Attributable to Common Stockholders	$(15,776,149)	$(746,118)
Discontinued operations	(15,464,362)	(444,337)
Continuing operations	(311,787)	(301,781)

Diluted (Loss) Earnings Per Share Numerator
(Loss) Income Attributable to Common Stockholders	$(15,776,149)	$(746,118)
Discontinued operations	(15,464,362)	(444,337)
Continuing operations	(311,787)	(301,781)

Basic Weighted Average Shares Outstanding	104,438,356	100,000,000
Diluted Weighted Average Shares Outstanding:	104,438,356	100,000,000

Loss Per Share
- Basic
Continuing operations	$(0.003)	$(0.003)
Discontinued operations	(0.148)	(0.004)
	$(0.151)	$(0.007)
- Diluted
Continuing operations	$(0.003)	$(0.003)
Discontinued operations	(0.148)	(0.004)
	$(0.151)	$(0.007)

10.	DISCONTINUED OPERATIONS

On November 2018, the Company ceased the operations of its principal PRC subsidiary of ZQNC. On March 8, 2019, the Company disposed of its the subsidiary of ZQNC. ZQNC is engaged in the business of providing import custom clearing services. With ZQNC being classified as a discontinued operation, the import custom clearing services business is no longer included in the note for operating segment information for all periods presented.

The results of ZQNC for the year are presented below:

	For the Years ended
	December 31,	December 31,
	2018	2017
Revenues	$1,395,130	87,884
Cost of sales	1,112,962	35,869
Gross margin	282,168	52,015

Operating expenses
Selling and marketing expense	12,076	12,503
General and administrative expenses	489,722	212,350
Impairment of related party receivables	8,429,970	-
Impairment of trade and other receivables	6,654,278	-
Total operating expenses	15,586,046	224,853

Income (loss) from operation	(15,303,878)	(172,838)

Other income (expenses)
Other income	3,785	7,397
Other expense	(42)	(1,203)
Interest income	352	-
Interest expense	(164,579)	(276,253)
Total other income (expenses)	(160,484)	(270,059)

Loss before tax	(15,464,362)	(442,897)
Income tax	-	(1,440)
Net loss from discontinued operations, net of tax	(15,464,362)	(444,337)

Other comprehensive income (loss):
Foreign currency translation gain (loss)	18,655	703,119
Comprehensive loss from discontinued operations	(15,445,707)	$258,782

The major classes of assets and liabilities of ZQNC classified as held for sale as at December 31, 2018 are as follows:

	December 31,	December 31,
	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$438	$113,654
Accounts receivable, net	405,208	63,168
Inventory, net	-	272,402
Other receivables and other current assets, net	2,458,228	6,656,297
Note receivable	-	1,334,852
Related parties receivable, net	3,772,411	11,988,788
Total current assets	6,636,285	20,429,161
Non-current assets
Equipment, net	-	69
Assets of discontinued operations	$6,636,285	$20,429,230

LIABILITIES
Current liabilities
Short-term bank loans	$3,285,665	$3,533,140
Accounts payable	367,645	362,284
Accrued liabilities and other current liabilities	7,308,362	5,413,486
Total current liabilities	10,961,672	9,308,910
Liabilities of discontinued operations	10,961,672	9,308,910

Net (liabilities) assets of discontinued operations	$(4,325,387)	$11,120,320

11.	RISKS

A.	Credit risk

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

E.	Business Risk

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

12.	SUBSEQUENT EVENTS

On March 8, 2019, the Company’s wholly-owned-subsidiary, SZZLB entered into an equity transfer agreement with an unrelated third party, in order to dispose the entire equity interest in its wholly-owned-subsidiary, ZQNC, in a consideration of RMB10,000.

The Company evaluates subsequent events that have occurred after the balance sheet date but before the financial statements are issued. There are two types of subsequent events: (1) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, and (2) non-recognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date. As of December 31, 2018, other than the above, the Company did not have any other material events that required disclosure under the above guidance.